Form 10-K
period 2005-12-31
Star Maritime Acquisition Corp.
filed 2006-03-31
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32685

Star Maritime Acquisition Corp.
_______________
(Exact Name of issuer as specified in its charter)

Delaware	20-202873585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_______________

c/o Schwartz & Weiss, P.C.
457 Madison Avenue
                 New York, New York 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212-752-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $186,788,250 (based upon the closing price of Issuer's Common Stock, $.0001 par value, on December 30, 2005. This date was used because the Issuer’s common stock was not publicly traded at the end of its most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 29,026,924 at March 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Part I

1.	Business	4
1A.	Risk Factors	16
1B.	Unresolved Staff Comments	28
2.	Properties	29
3.	Legal Proceedings	29
4.	Submission of Matters to a Vote of Security Holders	29

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6.	Selected Financial Data	32
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
7A.	Quantitative and Qualitative Disclosures About Market Risks	35
8.	Financial Statements and Supplementary Data	35
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	35
9A.	Controls and Procedures	35
9B.	Other Information	36

Part III

10.	Directors and Executive Officers of the Registrant	37
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
13.	Certain Relationships and Related Transactions	42
14.	Principal Accountant Fees and Services	44

Part IV

15.	Exhibits and Financial Statement Schedules	45

INDEX TO FINANCIAL STATEMENTS		F-1

Item 1. Business

Overview

We are a blank check company organized under the laws of the State of Delaware on May 13, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the shipping industry. On December 15, 2005, we consummated a private placement whereby certain of our officers and directors purchased an aggregate of 1,132,500 units at $10.00 per unit, generating gross proceeds of $11,325,000. On December 21, 2005, we consummated our initial public offering of 18,867,500 units. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $8.00 per share. The units sold in our initial public offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $188,675,000. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $189,125,000 of which $188,675,000 was deposited into a trust account, $599,163 was used to repay interest and debt to our Chairman and Chief Executive Officer, Mr. Akis Tsirigakis for a loan advanced to us to cover expenses related to the public offering and the remaining proceeds of $533,172(less approximately $170,000 of additional financing fees accrued but not yet paid) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From inception through December 31, 2005, we incurred $50,211 of expenses towards the net proceeds that were not deposited into the trust account to pay operating expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2005, there was $188,858,542 held in the trust fund, including interest income of $183,542.

The shipping industry provides a practical and cost-effective means of transporting large volumes of cargoes. This is accomplished predominantly by the dry bulk and tanker sectors, while other related sectors tend to be specialized. The dry bulk sector involves the transportation of dry bulk and general cargoes, including, among other products, coal, minerals, ore, steel products, forest products, agricultural products, construction materials and heavy equipment, machinery and spare parts via dry bulk cargo vessels. The tanker sector involves the transportation of wet products such as crude oil, refined petroleum cargoes and liquid chemicals via different types of tankers. Related sectors comprise, but are not limited to, the operation of vessels such as containerships, liquefied gas carriers, offshore supply and anchor-handling vessels.

We may seek to acquire a company with agreements to purchase individual vessels, a company with a fleet of vessels, a number of such companies as a group, or an entity which provides commercial management, operational and technical management or other services to one or more segments of the shipping industry. A target company might be a holding company, the sole assets of which are one or more agreements to acquire individual vessels. If a company we acquire is a holding company rather than an operating company, we will need to retain current management, seek to retain new management or outsource the commercial and technical management of the vessels by contracting with a shipping company engaged in this business.

Dry bulk sector overview

Dry bulk vessels are used to transport commodities such as iron ore, minerals, grains, forest products, fertilizers, coking and steam coal. The dry bulk sector can be divided into four major vessel categories with reference to size. We may explore acquisitions of either one or more vessels and/or operating companies that are focused on these segments of the dry bulk sector, including:

•
Capesize. The largest of the dry bulk carrier vessels, with typical cargo capacity over 80,000 dead weight tons, or dwt. Capesize vessels are used primarily for one-way voyages with cargoes consisting of iron ore and coal. Due to the size of the vessels, there are only a few ports around the world that have the infrastructure to accommodate them. Capesize vessels cannot traverse through the Panama Canal due to their size.

•
Panamax. The second largest of the dry bulk vessels, with cargo capacity typically between 60,000 and 80,000 dwt. Panamax vessels are used for various long distance trade routes, including those that traverse through the Panama Canal. These vessels typically carry cargoes consisting of coal, grains, fertilizers, steel and forest products.

•
Handymax. Versatile vessels that are dispersed in various geographic locations throughout the world. Handymax vessels typically have cargo capacity of 35,000 to 60,000 dwt, and are primarily used to transport grains, forest products and fertilizers. These vessels are equipped with onboard cranes which allow for the loading and unloading of cargo.

•
Handysize. The smallest of the dry bulk carrier vessels with cargo capacity up to 35,000 dwt. These vessels are used mainly for regional voyages, are extremely versatile and can be used in smaller ports that lack infrastructure. Like Handymax vessels, Handysize vessels are also equipped with onboard cranes.

Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

Tanker sector overview

The world tanker fleet is divided into two primary categories, crude oil and product tankers. Tanker charterers of wet cargoes will typically charter the appropriate sized tanker based on the length of journey, cargo size and port and canal restrictions. Crude oil tankers are typically larger than product tankers. The four major tanker categories with reference to size are:

•
Very Large Crude Carriers, or VLCCs. Tanker vessels that are used to transport crude oil with cargo capacity typically 200,000 to 320,000 dwt that are more than 300 meters in length. VLCCs are highly automated and their advanced computer systems allow for a minimal crew. The majority of the world’s crude oil is transported via VLCCs.

•
Suezmax. Tanker vessels with cargo capacity typically 120,000 to 200,000 dwt. These vessels are used in some of the fastest growing oil producing regions of the world, including the Caspian Sea and West Africa. Suezmax tankers are the largest ships able to transit the Suez Canal with a full payload and are capable of both long and short haul voyages.

•
Aframax. Tanker vessels with cargo capacity typically 80,000 to 120,000 dwt. These tankers carry crude oil and serve various trade routes from short to medium distances mainly in the North Sea and Venezuela. These vessels are able to enter a larger number of ports throughout the world as compared to the larger crude oil tankers.

•
Product. Tanker vessels with cargo capacity typically less than 60,000 dwt. Product tankers are capable of carrying refined petroleum products, such as fuel oils, gasoline and jet fuel, as well as various edible oils, such as vegetable and palm oil.

Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

Container sector overview

As opposed to dry bulk vessels, which carry raw materials such as iron ore, minerals, grains, forest products, coking and steam coal, container vessels transport finished goods that are shipped in large containers. Instead of the number of dead weight tons that they can carry, container vessels are sized according to the number of containers that they can carry and whether the vessels can traverse the Panama Canal. We may explore acquisitions of one or more vessels and/or operating companies that operate container vessels that can ship products regionally or globally. Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

Related sectors

Related sectors in which we might seek a business combination include, but are not limited to, supply vessels, service vessels and anchor handlers that perform various functions related to the supply and maintenance of offshore oil rigs.

Shipping services sector overview

In addition to acquiring individual vessels and/or an operating company or companies with a fleet of vessels, service businesses we may seek to acquire could be engaged in, among other activities, operational management, brokerage, maintenance and technical support. Service businesses we may seek to acquire would typically be engaged in:

•
Technical management services, such as crew retention and training, maintenance, repair, capital expenditures, dry-docking, payment of vessel tonnage tax, maintaining insurance and other vessel operating activities; or

•
Commercial management services, such as finding employment for vessels, vessel acquisition and disposition, freight and charter hire collection, accounts control, appointment of agents, bunkering and cargo claims handling and settlements.

Government regulations

Government regulation significantly affects the ownership and operation of vessels including international conventions, national, state and local laws and regulations in force in the countries in which vessels may operate or are registered.

A variety of governmental and private entities subject vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration (country of registry) and charterers, particularly terminal operators. Certain of these entities require vessel owners to obtain permits, licenses and certificates for the operation of their vessels. Failure to maintain necessary permits or approvals could require a vessel owner to incur substantial costs or temporarily suspend operation of one or more of its vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. Vessel owners are required to maintain operating standards for all vessels that will emphasize operational safety, quality maintenance, continuous training of officers and crews and compliance with United States and international regulations. Because these laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business.

Environmental regulations

The International Maritime Organization or “IMO” has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships, which was ratified on May 18, 2004, and became effective on May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Annex VI and new conventions, laws and regulations that may be adopted, in the future, could adversely affect our ability to manage vessels we acquire or operate.

Under the International Safety Management Code or “ISM Code”, promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by the respective flag state for the vessel, under the ISM Code.

Noncompliance with the ISM Code and other IMO regulations may subject a ship owner to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the United States Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in ports in the United States and European Union.

The United States Oil Pollution Act of 1990

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•     natural resources damages and the costs of assessment thereof;

•     real and personal property damages;

•     net loss of taxes, royalties, rents, fees and other lost revenues;

•     lost profits or impairment of earning capacity due to property or natural resources damage; and

•     net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA limits the liability of responsible parties to the greater of $600 per gross ton or $500,000 per dry bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. In December 1994, the U.S. Coast Guard implemented regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton, which includes the OPA limitation on liability of $1,200 per gross ton and the United States Comprehensive Environmental Response, Compensation, and Liability Act liability limit of $300 per gross ton. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The United States Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

The United States Coast Guard’s financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the vessel owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. Some states which have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws.

Other environmental initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4 million plus approximately $566 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Security regulation

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect on July 1, 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security, or ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate, or ISSC, that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

Effecting a business combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described herein, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses at the same time.

Sources of target businesses

Target business candidates have been and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, ship brokers and other members of the financial or shipping community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Any finder or broker would only be paid a fee upon the consummation of a business combination. The fee to be paid to such persons would be a percentage of the fair market value of the transaction with the percentage to be determined in an arm’s length negotiation between the finder or broker and us based on market conditions at the time we enter into an agreement with such finder or broker. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis, in which event their compensation (which would be equal to a percentage of the fair market value of the transaction as agreed upon at the time of such engagement or agreement with a party that brings us an unsolicited proposal, as the case may be) may be paid from the offering proceeds not held in trust. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. In no event will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets (exclusive of the underwriters’ contingent compensation being held in the trust account) at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•  earnings and growth potential;

•  experience and skill of management and availability of additional personnel;

•  capital requirements;

•  competitive position;

•  financial condition and results of operation;

•  barriers to entry into the shipping industry;

•  breadth of services offered;

•  degree of current or potential market acceptance of the services;

•  regulatory environment of the industry; and

•  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. The costs we are incurring with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our officers or directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. The evaluation of a potential holding company acquisition where the assets to be acquired are not in the possession of the target company would be based on established valuation criteria in the shipping industry for ships as well as agreements to acquire ships. This valuation process, which also applies to an operating company that has among its assets one or more agreements to purchase vessels, involves obtaining two or three appraisals from independent ship brokers. These appraisals, in accordance with standard industry practice, are based on a description of the particular vessel (including size, age and type), as well as the appraisers’ review of publicly available maintenance records for vessels that are not new. The value of the purchase agreement reflects the value of the vessel underlying such agreement.

If our board is not able to independently determine that the target business has a sufficient fair market value (for example, if one of the members of our board of directors is affiliated with the target business or if the financial analysis is too complicated for our board of directors to perform on their own), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to stockholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement.  In addition, information about how stockholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps, two business combinations, although this may entail simultaneous acquisitions of several entities at the same time. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we expect certain of our management, particularly Mr. Tsirigakis, to remain associated with us following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the private placement and the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Our officers and directors have agreed to vote all the shares of our common stock acquired in the private placement, the initial public offering or in the aftermarket in favor of any transaction that they negotiate and present for approval to our stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 33% of the shares sold in our initial public offering and the private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to $10.00 plus any interest not previously released to us earned on their portion of the trust account and on that portion of the underwriters’ contingent compensation comprising the redemption price (calculated as of two business days prior to the consummation of the proposed business combination (net of taxes payable)). An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 33% or more of the shares sold in our initial public offering and the private placement, exercise their redemption rights.

Liquidation if no business combination

If we do not complete a business combination on or prior to June 21, 2007, or December 21, 2007 if the extension criteria described below have been satisfied, we will dissolve, the trust account will be liquidated and we will distribute to all of our public stockholders in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable) not previously released to us, plus any remaining net assets. Messrs. Tsirigakis, Syllantavos, Anagnostou, Nikiforos, Pappas, Erhardt and Søfteland have waived their rights to participate in any liquidation distribution with respect to the shares of common stock owned by them. In addition, Maxim Group LLC and EarlyBirdCapital, Inc. have agreed to waive their rights to the $4,000,000 of contingent underwriting compensation and placement fees deposited in the trust account for their benefit. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the funds in our trust account, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of the 18,867,500 shares entitled to participate in liquidation distributions would be equal to the $10.00 per unit offering price. The funds in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Each member of our board of directors has agreed pursuant to agreements with us and Maxim Group LLC, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the public offering not held in the trust account at that time. We cannot assure you, however, that they would be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, plus interest (net of taxes payable), due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination on or prior to June 21, 2007, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so on or prior to December 21, 2007, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•
our obligation to redeem for cash up to 6,598,000 shares of common stock held by our public stockholders in certain instances will limit the manner in which we may structure a business combination (i.e., we will not be able to undertake an all cash acquisition transaction) and may reduce the resources available to us for this purpose, as well as for funding a target company’s business;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire either an entity with purchase agreements for one or more vessels or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four officers, two of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Mr. Tsirigakis to devote an average of approximately 10 hours per week to our business during the target identification stage, and close to full time during due diligence and negotiation of a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If third parties bring claims against us, the funds in the trust account could be reduced and the per-share liquidation price received by stockholders will be less than $10.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $10.00, plus interest not previously released to us (net of taxes payable), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate the trust account, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us or the claims of any target businesses. However, we cannot assure you that they will be able to satisfy those obligations.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the target business’ operations.

There is no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our current stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our current stockholders;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the shipping industry is capital intensive, traditionally using substantial amounts of indebtedness to finance vessel acquisitions, capital expenditures and working capital needs. If we finance the purchase of any of our vessels through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our officers and directors and their nominees own 35% of our issued and outstanding shares of common stock which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our officers and directors will continue to exert control at least until the consummation of a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering, only $533,172 (less approximately $170,000 of additional financing fees accrued but not yet paid) is available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to half of the interest earned on the trust account up to a maximum of $2,500,000, for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Our ability to successfully effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that our current officers and directors will resign upon the consummation of a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our chairman of the board and chief executive officer, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates such retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with our officers or directors, conflicts of interest could arise.

Our officers and directors either currently have or may in the future have affiliations with companies in the shipping industry. If we were to seek a business combination with a target company with which one or more of our officers or directors is affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock in our company but have waived their right to receive distributions with respect to those shares upon our liquidation upon our failure to complete a business combination. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust account unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account and the portion of the interest on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. For instance, our officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount not placed in the trust account, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the funds in the trust account. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the funds in our trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash up to 32.99% of the shares of common stock sold in the public offering and the private placement in certain instances will limit the manner in which we can structure a business combination (i.e. we will not be able to undertake an all cash acquisition) and may reduce the resources available to us for such purpose, as well as for funding a target company’s business. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a "no-shop" provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), if such payment was large enough and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. If we were unable to secure additional financing (which could be provided by our officers and directors, though they are under no obligation to do so), we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Risks associated with the shipping industry

If charter rates fluctuate and the shipping industry continues to undergo cyclical turns, it may have a negative impact on our profitability and operations.

The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values.

A significant contraction in demand for imported commodities, such as iron ore or coal, as a result of economic downturns or changes in government policies in certain regional markets could have a material adverse impact on dry cargo freight rates, as well as the demand, in general for vessels. For instance, a downturn in the economy of countries such as China, which has experienced substantial global economic growth during the past few years, could negatively affect the shipping industry. The demand for dry cargo vessels is also greatly affected by the demand for consumer goods and perishable foods, dry bulk commodities and bagged and finished products, as well as commodity prices, environmental concerns and competition. The supply of shipping capacity is also a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or removed from active service. Supply may also be affected by maritime transportation and other types of governmental regulation, including that of international authorities. These and other factors may cause a decrease in the demand for the services we may ultimately provide. As a result, the operations of any prospective target business we may ultimately complete a business combination with may be adversely affected.

Changes in the shipping industry may reduce the demand for the types of vessels we seek to acquire or the services we may ultimately provide and thereby reduce our profitability.

The future demand for vessels in the markets in which we may ultimately operate will be dependent, in large part, upon economic growth in the global economy, seasonal and regional changes in demand and changes to the capacity of the world fleet. Adverse economic, political, social or other negative developments could have a material adverse effect on the business that we may ultimately complete a business combination with. Many of the markets in which dry cargo vessels operate have been characterized by oversupply. This is frequently the result of an overestimated growth in demand for these vessels in the applicable shipping markets. For example, an oversupply of vessels carrying bulk cargo may be due to, among other factors, an overestimation in the demand for imports of bulk commodities like grain, sugar, iron ore or coal. While it is our intention to complete a business combination with a target business that operates in a market that will afford the greatest value for the vessels that we ultimately own and operate, we cannot assure you that we will be able to successfully acquire a business that provides the valuable market that we seek, or that the value of the vessels that we ultimately acquire will maintain their value in any of these markets. Operating results may be subject to seasonal fluctuations.

The shipping industry has historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results. The dry bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, revenues are typically weaker during the fiscal quarters ended June 30 and September 30, and, conversely, typically stronger in fiscal quarters ended December 31 and March 31.

If we experienced a catastrophic loss and our insurance is not adequate to cover such loss, it could have a material adverse affect on our operations.

The ownership and operation of vessels in international trade is affected by a number of risks, including mechanical failure, personal injury, vessel and cargo loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic marine disaster, including environmental accidents and collisions. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on any vessels and other business assets we may acquire upon completion of a business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies may contain limitations and exclusions, which, although we believe will be standard for the shipping industry, may nevertheless increase our costs and lower our profitability. Additionally, any increase in environmental and other regulations may also result in increased costs for, or the lack of availability of, insurance against the risks of environmental damage, pollution and other claims for damages that may be asserted against us. Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could have a material adverse effect on our profitability and operations.

We may incur significant costs in complying with environmental, safety and other governmental regulations and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations.

The operation of vessels is subject to extensive and changing environmental protection, safety and other federal, state and local laws, rules, regulations and treaties, compliance with which may entail significant expense, including expenses for ship modifications and changes in operating procedures. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

World events could affect our results of operations and financial condition.

Terrorist attacks such as the attacks on the United States on September 11, 2001 and the continuing response of the United States to these attacks, as well the threat of future terrorist attacks in the United States or elsewhere, continue to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of theses occurrences could have a material adverse impact on our operating results, revenues and costs. If a business combination involves the ownership of vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and have an adverse effect on revenue and profitability.

Crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other persons may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages, and in many circumstances a maritime lien holder may enforce its lien by “arresting” a vessel through court processes. Additionally, in certain jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s lien has arisen, but also any “associated” vessel owned or controlled by the legal or beneficial owner of that vessel. If any vessel ultimately owned and operated by us is “arrested”, this could result in a material loss of revenues, or require us to pay substantial amounts to have the “arrest” lifted.

We anticipate re-domiciling in the Marshall Islands in connection with a business combination, and the laws of the Marshall Islands will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we anticipate relocating the home jurisdiction of our business from Delaware to the Marshall Islands to take advantage of favorable tax laws. If we determine to do this, the laws of the Marshall Islands will likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in the Marshall Islands would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of the shipping industry will likely subject us to foreign regulation.

Governments could requisition vessels of a target company during a period of war or emergency, resulting in a loss of earnings.

A government could requisition a company’s vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although a target company would be entitled to compensation in the event of a requisition of any of its vessels, the amount and timing of payment would be uncertain.

Because our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

All of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

We may become subject to United States Federal income taxation on our United States source shipping income.

Due to the nature of the shipping industry, we may complete a business combination with a target business outside of the United States and, if such acquisition involved our reincorporation as a foreign entity, would then attempt to qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for an exemption from United States federal income tax on substantially all of our shipping income. This exemption may not be available, or may subsequently be lost, if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons in the United States. We can give no assurance that the ownership of our stock will permit us to qualify for the Section 883 exemption. If we do not qualify for an exemption pursuant to Section 883, we will be subject to United States federal income tax, likely imposed on a gross basis at 4%, on our United States source shipping income, which constitutes not more than 50% of our gross shipping income. In such case, we may seek to elect to be taxed under what is in essence an alternative tonnage tax created by the American Job Creation Act of 2004, which would likely provide for a substantially reduced tax to the extent it applies. In such a case, our net income and cash flow will be reduced by the amount of such tax.

If we acquire a business that charters vessels on the spot market, it may increase our risk of doing business following the business combination.

We may complete a business combination with a business that involves the chartering of vessels on a spot charter basis, either on voyage charters or short-term time charters of less than 12 months’ duration. Although dependence on spot charters is not unusual in the shipping industry, the spot charter market is highly competitive and spot charter rates are subject to significant fluctuations based upon available charters and the supply of and demand for seaborne shipping capacity. Although our focus on the spot charter market may enable us to benefit from strengthening industry conditions should they occur, to do so we may be required to consistently procure spot charter business. We cannot assure you that spot charters will be available at rates that will be sufficient to enable us to operate our business profitably.

In addition, our dependence on the spot charter market may result in lower utilization of our vessels and consequently decreased profitability. We cannot assure you that rates in the spot charter market will not decline, that charters in the spot charter market will continue to be available or that our dependence on the spot charter market will not result in generally lower overall utilization or decreased profitability, the occurrence of any of which events could affect our ability to service our debt during these periods.

If a target company has or obtains a vessel that is of second-hand or older nature, it could increase our costs and decrease our profitability.

We believe that competition for employment of second-hand vessels may be intense in the dry cargo market. Additionally, second-hand vessels may carry no warranties from sellers with respect to their condition as compared to warranties from shipyards available for newly-constructed vessels, and may be subject to problems created by the use of their original owners. If we purchase any second-hand vessels, we may incur additional expenditures as a result of these risks, which may reduce our profitability.

While it will be our intention if we acquire a target business in this area to sell or retire our vessels before they are considered older vessels, under shipping standards, in the rare case where we continue to own and operate a vessel for a longer period, we could be faced with the additional expenditures necessary to maintain a vessel in good operating condition as the age of a vessel increases. Moreover, port-state authorities in certain jurisdictions may demand that repairs be made to this type of vessel before allowing it to berth at or depart a particular port, even though that vessel may be in class and in compliance with all relevant international maritime conventions. Should any of these types of problems or changes develop, income may be lost if a vessel goes off-hire and additional unforeseen and unbudgeted expenses may be incurred. If we choose to maintain any vessels past the age that we have planned, we cannot assure you that market conditions will justify expenditures with respect to any of the foregoing or enable us to operate these vessels profitably.

Management services relating to a target company’s vessels may be performed by management companies that are affiliates of our officers and directors which could result in potential conflicts of interest.

If we complete a business combination which involves the acquisition of vessels, we anticipate engaging the services of one or more management companies to provide technical and management services, relating to the operation of such vessels. Whether or not members of existing management remain our officers or directors post business combination, it is possible that these management services will be performed by management companies that are controlled by one or more of our officers or directors (for example, by acting as our fleet’s technical managers and performing all commercial management functions). The management companies may receive fees and commissions on gross revenue received by us in respect of each vessel managed, a commission on the gross sale or purchase price of vessels which we purchase or sell, and a commission on all insurance placed. If members of our existing management remain as members of management following a business combination, the relationships between our officers and directors and the applicable management companies may give rise to conflicts of interest between us on the one hand and the management companies on the other. In addition, some of our officers and directors also may hold senior management positions with one or more of these management companies. In light of their positions, these individuals may experience conflicts of interest in selecting between our interests and those of the applicable management companies. Because certain financial information will be required to be provided to our stockholders in connection with a proposed business combination, prospective target businesses may be limited.

In order to seek stockholder approval of a business combination with an operating business in the shipping industry, the proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the United States Public Company Accounting Oversight Board. Some of the businesses in the shipping industry may not keep financial statements in accordance with, or that can be reconciled with, U.S. generally accepted accounting principles. To the extent that the required financial statements or information cannot be prepared or obtained, we will not be able to complete a business combination with such entities. Accordingly, these financial information requirements may limit the pool of potential target businesses or vessels which we may acquire.

Risks associated with our common stock.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

Currently, we have outstanding warrants to purchase 20,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our officers and directors exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our officers and directors are entitled to demand that we register the resale of their 9,026,924 shares of common stock owned by them prior to the offering and the private placement at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before December 15, 2008. Furthermore, certain of our officers and directors are entitled to demand and “piggy-back” registration with respect to the 1,132,500 shares, 1,132,500 warrants and 1,132,500 shares underlying the warrants comprising the units purchased in the private placement at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If our officers and directors exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 10,159,424 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•	which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Because some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals or such assets.

Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD (an international organization helping governments through the economic, social and governance challenges of a globalized economy).

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We maintain our executive offices at 457 Madison Avenue, New York, New York 10022. Commencing in January 2006, the cost for this space provided by the law firm of Schwartz & Weiss, P.C. is $7,500 per month and includes certain other additional services provided by such firm pursuant to a letter agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Units, commenced trading on the American Stock Exchange under the symbol “SEAU,” on December 16, 2005. Effective on February 27, 2006, the Company’s Common Stock and Warrants began to trade separately under the symbols “SEA,” and “SEAW”, respectively, and the Units ceased trading. The following table sets forth the high and low sales information for the Company’s Units for the period from December 16, 2005 through December 30, 2005.

Units
Quarter	High	Low
First Quarter*	-0-	-0-
Second Quarter*	-0-	-0-
Third Quarter*	-0-	-0-
Fourth Quarter* (October 1 to December 15)*	-0-	-0-
Fourth Quarter (December16 to December 30)	$9.98	$9.80
__________
* No amounts are included as our securities had not commenced trading on the American Stock Exchange.

Number of Holders of Common Stock and Warrants.

On March 29, 2006, there were nine holders of record of our Common Stock and six holders of record of our Warrants which does not include individual participants in security position listings that hold their securities in street name through CEDE & Co. The Company’s Units ceased trading on February 27, 2006.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2005. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On May 17, 2005, we issued an aggregate of 9,026,924 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.003 per share, as follows:

Name	Number of Shares	Relationship to Us

Prokopios (Akis) Tsirigakis	8,915,712	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	22,387	Chief Financial Officer and Director
Christo Anagnostou	10,832	Vice President of Operations
Niko Nikiforos	10,832	Vice President of Business Development
Petros Pappas	22,387	Director
Koert Erhardt	22,387	Director
Tom Søfteland	22,387	Director

On June 6, 2005, Mr. Tsirigakis transferred an aggregate of 3,228,750 of his shares for $0.003 per share to the other officers and directors named above as follows:

Name	Number of Shares
George Syllantavos	1,331,652
Christo Anagnostou	169,706
Niko Nikiforos	169,706
Petros Pappas	699,768
Koert Erhardt	428,959
Tom Søfteland	428,959

On October 19, 2005, Mr. Tsirigakis transferred an additional 2,029,570 shares and Messrs. Anagnostou, Nikiforos, Erhardt and Søfteland transferred an aggregate of 596,148 of the June 6, 2005 shares to Mr. Pappas.

On December 15, 2005, we issued an aggregate of 1,132,500 units, including shares of common stock and warrants to purchase common stock in a private placement to the individuals set forth below for $11,325,000 in cash, at a purchase price of $10.00 per share, as follows:

Name	Number of Units	Relationship to Us
Prokopios (Akis) Tsirigakis	350,000	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	132,500	Chief Financial Officer and Director
Petros Pappas	600,000	Director
Koert Erhardt	50,000	Director

Maxim Group LLC acted as placement agent with respect to the private placement of the units and received a placement fee equal to 4% in cash, or $453,000 of the gross proceeds, a non-accountable expense allowance equal to 1%, or $113,250 of the gross proceeds and a contingent placement fee in the amount of 2% of the gross proceeds, or $226,500, which is held in the trust account and will be paid to Maxim only upon consummation of a business combination. The warrants entitle to holders to purchase from us one share of our common stock at an exercise price of $8.00.

The securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds of the Registered Securities and Private Placement

On December 21, 2005, we consummated our initial public offering of 18,867,500 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $188,675,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125662). The Securities and Exchange Commission declared the registration statement effective on December 15, 2005.

On December 15, 2005, we consummated a private placement whereby certain of our officers and directors purchased an aggregate of 1,132,500 units at $10.00 per unit, generating gross proceeds of $11,325,000. Maxim Group LLC acted as the placement agent.

We incurred a total of $7,547,000 in underwriting discounts and commissions, $453,000 in placement fees and $2,900,380 of expenses related to the public offering and private placement.

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the offering and the private placement was approximately $189,125,000. Of the proceeds of the Offerings, $188,675,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $599,163 of the net proceeds were used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds in the amount of $533,172 (less approximately $170,000 of additional financing fees accrued but not yet paid) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From inception through December 31, 2005, we have incurred $50,211 of expenses towards the net proceeds that were not deposited into the trust account to pay operating expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2005, there was $188,858,542 held in the trust account, including interest income of $183,542.
The net proceeds of the offering in the amount of $188,675,000 deposited into the trust account have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

Repurchases of Equity Securities.

None

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Period from May 13, 2005 (Date of Inception) to December 31, 2005
Income Statement Data:
Formation and Operating Costs	$ 50,211
Interest income	183,542
Provision for income taxes	23,000
Net income	110,331
Earnings per share (basic and diluted)	0.01

As of December 31, 2005
Balance Sheet Data:
Investments in trust account	$ 188,858,542
Cash	593,281
Working capital	185,225,951
Total assets	189,579,589
Total stockholders’ equity	120,574,551

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on May 13, 2005 to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the shipping industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period from May 13, 2005 (inception) to December 31, 2005

From May 13, 2005 (the date of inception) through December 31, 2005, we incurred $50,211 of operating expenses, which were paid from the net proceeds that were not deposited into the trust account . During the period, we earned interest income of $183,542 on the net proceeds of $188,675,000 that was deposited into the trust account. Since we did not have any operations, all of our income was derived from the interest income earned on funds held in the trust account. Our operating expenses during the period consisted primarily of expenses related to office operations and professional fees. We also provided for $23,000 in income taxes.

Commencing in January 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain other additional services from the law firm of Schwartz & Weiss, P.C. In 2005, Mr. Tsirigakis advanced a total of $590,000 at an interest rate of 4% per annum for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

Liquidity and Capital Resources.

On December 15, 2005, we sold 1,132,500 units in a private placement to certain of our officers and directors. On December 21, 2005, we consummated our initial public offering of 18,867,500 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of February 27, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds of $533,172 was deposited and is being held outside of the trust account. The remaining proceeds (less $170,000 of additional financing fees which are accrued but not yet paid) are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2005, there was approximately $188,858,542 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Offering, 6,598,000 shares of common stock are subject to possible redemption. Accordingly, at December 31, 2005, $64,660,400, of the net proceeds from the Offering, has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe we will have sufficient available funds outside of the trust account to operate through December 21, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Footnote 2 to the financial statements for more information.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described above under Item 1A “Risk Factors” and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Annual Report on Form 10-K, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. We believe the system and process documentation and evaluation needed to comply with Section 404 which will begin in 2006 and continue in 2007 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Prokopios (Akis) Tsirigakis	50	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	41	Chief Financial Officer, Secretary and Director
Christo Anagnostou	57	Vice President of Operations
Niko Nikiforos	41	Vice President of Business Development
Petros Pappas	52	Director
Koert Erhardt	49	Director
Tom Søfteland	45	Director

Prokopios (Akis) Tsirigakis has been our Chairman of the Board, Chief Executive Officer and President since inception. Mr. Tsirigakis is experienced in ship management, ship ownership and overseeing new shipbuilding projects. Since November 2003, he has been the Joint Managing Director of Oceanbulk Maritime S.A., a dry cargo shipping company that has operated and managed as much as 1.6 million tons of deadweight vessels and which is part of the Oceanbulk Group of affiliated companies involved in the service sectors of the shipping industry. Since November 1998, Mr. Tsirigakis has been the Managing Director of Combine Marine Inc., a company which he founded that provides ship management services to third parties and which is part of the Oceanbulk Group. From 1991 to 1998, Mr. Tsirigakis was the Vice-President and Technical Director of Konkar Shipping Agencies S.A. of Athens, after having served as Konkar’s Technical Director from 1984 to 1991, which at the time managed 16 dry bulk carriers, multi-purpose vessels and tanker/combination carriers. From 1982 to 1984, Mr. Tsirigakis was the Technical Manager of Konkar’s affiliate, Arkon Shipping Agencies Inc. of New York, a part of the Archirodon Construction Group. He is a member of the Technical Committee (CASTEC) of Intercargo, the International Association of Dry Cargo Shipowners, and of the Technical Committees of Classification Societies. Mr. Tsirigakis received his Masters and B.Sc. in Naval Architecture from The University of Michigan, Ann Arbor and has three years of seagoing experience. Since its initial public offering in February 2005, Mr. Tsirigakis has served on the board of directors of Dryships Inc., a company listed on the NASDAQ National Market (NNM: DRYS) which provides international seaborne transportation services carrying various dry-bulk cargoes.

George Syllantavos has been our Chief Financial Officer and a member of our board of directors since inception and our Secretary since December 2005. Since May 1999, he has been President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic and fleet planning. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company’s listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies, including RomTelecom. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to supplier of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of Rand Brothers & Co., a small U.S. merchant banking firm, where he reviewed and analyzed more than 35 acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he negotiated, structured and directed the acquisition of three such firms with transactions ranging in size from $7 million to $11 million. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University and an MBA in Operations Management, International Finance and Transportation Management from Northwestern University (Kellogg).

Christo Anagnostou has been our Vice President of Operations since inception. Since May 2005, he has been the General Manager of Combine Marine Inc., and since November 1999, he has been the General and Marine Operations Manager of Oceanbulk Maritime S.A., each of which are part of the Oceanbulk Group. In his capacities at Combine Marine Inc. and Oceanbulk Maritime S.A., he has been responsible for vessel acquisition and disposition transactions and the daily operational management of up to 32 vessels. From 1992 to October 1999, he served as the Operations Manager for Cardiff Marine Inc., a shipping management company which at the time had a fleet of over 35 oceangoing dry-bulk, tanker, reefer and container vessels., From 1981 to 1991, Mr. Anagnostou was the Operations Manager for Hydroussa Shipping Co, Ltd., and from 1974 to 1977, he was a Ship Operator for N.J. Goulandris (London) Ltd., both of which are ship management companies based in London, England. He is a Supporting Member of the London Maritime Arbitrators Association. Mr. Anagnostou received his B.Sc. in Economics from Athens Graduate University of Economics and Business Science and did his post graduate studies in Shipping Management at the London School of Foreign Trade, Morley College - London.

Niko Nikiforos has been our Vice President of Business Development since inception. Since September 1997, he has been the Managing Director of Oceanbulk Shipping and Trading S.A., which provides ocean transportation solutions for international commodity companies and which, since December 2002, operates a regular liner service between the United States and South America. Since 1997, he has also been the Managing Director of Interchart Shipping Inc., which specializes in chartering dry cargo ships and serves as the exclusive chartering broker for the Oceanbulk Group. Since 1997, he has been the Commercial Director of Oceanbulk Maritime S.A. From 1995 to 1997, he served as a Shipbroker for Link Maritime Enterprises S.A., a ship brokering company. Mr. Nikiforos received his Diploma in Shipping from the London School of Foreign Trade.

Petros Pappas has been a member of the board of directors since inception. Throughout his career as a principal and manager in the shipping industry, Mr. Pappas has been involved in over 120 vessel acquisitions and disposals. In 1989, he founded Oceanbulk Maritime S.A., a dry cargo shipping company that has operated managed vessels  aggregating as much as 1.6 million deadweight tons of cargo capacity. He also founded the Oceanbulk Group of affiliated companies, which are involved in the service sectors of the shipping industry. The Oceanbulk Group is comprised of Oceanbulk Maritime S.A., Interchart Shipping Inc., Oceanbulk Shipping and Trading S.A., Interchart Shipping Inc., Oceanbulk Shipping and Trading S.A., Oceanbulk S & P, Combine Marine Inc., More Maritime Agencies Inc., and Sentinel Marine Services Inc. Additionally, Mr. Pappas ranked among the top 25 Greek ship owners (by number of ocean going vessels) as evaluated by the U.S. Department of Commerce’s 2004 report on the Greek shipping industry. Mr. Pappas has been a Director of the UK Defense Club, a leading insurance provider of legal defense services in the shipping industry worldwide, since January 2002, and is a member of the Union of Greek Shipowners (UGS). Mr. Pappas received his B.A. in Economics and his MBA from The University of Michigan, Ann Arbor.

Koert Erhardt has been a member of the board of directors since inception. From September 2004 to December 2004, he served as the Chief Executive Officer and a member of the board of directors of CC Maritime S.A.M., an affiliate of the Coeclerici Group, an international conglomerate whose businesses include shipping and transoceanic transportation of dry bulk materials. From 1998 to September 2004, he served as General Manager of Coeclerici Armatori S.p.A. and Coeclerici Logistics S.p.A., affiliates of the Coeclerici Group, where he created a shipping pool that commercially managed over 130 vessels with a carrying volume of 72 million tons and developed the use of Freight Forward Agreement trading as a hedging mechanism to the pool’s exposure and positions. From 1994 to 1998, he served as the General Manager of Bulkitalia, a prominent shipping concern which at the time owned and operated over 40 vessels. From 1990 to 1994, Mr. Erhardt served in various positions with Bulk Italia. From 1988 to 1990, he was the Managing Director and Chief Operating Officer of Nedlloyd Dry Bulk, the dry bulk arm of the Nedlloyd Group, an international conglomerate whose interests include container ship liner services, tankers, oil drilling rigs, pipe laying vessels and ship brokering.. Mr. Erhardt received his Diploma in Maritime Economics and Logistics from Hogere Havenen Vervoersschool (now Erasmus University), Rotterdam, and received his MBA International Executive Program at INSEAD, Fontainebleau, France. Mr. Erhardt has also studied at the London School of Foreign Trade.

Tom Søfteland has been a member of the board of directors since inception. Since October 1996, he has been the Chief Executive Officer of Capital Partners A.S. of Bergen, Norway, a financial services firm that he founded and which specializes in shipping and asset finance. From 1990 to October 1996, he held various positions at Industry & Skips Banken, ASA, a bank specializing in shipping, most recently as its Deputy Chief Executive Officer. Mr. Søfteland received his B.Sc. in Economics from the Norwegian School of Business and Administration (NHH).

Board of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Petros Pappas, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Koert Erhardt and Tom Søfteland, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Akis Tsirigakis and George Syllantavos, will expire at the third annual meeting.

These individuals are playing key roles in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Director independence

Our board of directors has determined that Mr. Erhardt and Mr. Søfteland are "independent directors" as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. We intend to locate and appoint at least one additional independent director to serve on our board of directors who will serve on our audit committee.

Board committees

We have an audit committee, a nominating committee and a compensation committee. Our board of directors has adopted a charter for the audit committee as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Our audit committee consists of Mr. Erhardt, Mr. Søfteland and Mr. Pappas. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. Søfteland qualifies as an "audit committee financial expert," as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director to our audit committee by December 21, 2006, at which time Mr. Pappas will resign from his position as a member of the audit committee.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee's attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

Code of conduct and ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2005, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2006, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Approximate Percentage of Outstanding Common Stock
Prokopios (Akis) Tsirigakis	4,007,392	12.6%
George Syllantavos	1,486,539	4.66%
Christo Anagnostou	116,108	*
Niko Nikiforos	116,108	*
Petros Pappas	3,947,873	11.53%
Koert Erhardt	340,269	*
Tom Søfteland	145,135	*
Sapling, LLC (4)	1,105,467	3.8%
Fir Tree Recovery (4)	405,533	1.4%
Amaranth LLC (5)	2,235,000	7.7%
Amaranth Advisors LLC (5)	2,235,000	7.7%
Nicholas M. Maounis (5)	2,235,000	7.7%
Satellite Fund I, LP (6)	70	*
Satellite Fund II, LP (6)	218,290	*
Satellite Fund IV, LP (6)	43,940	*
Satellite Overseas Fund, Ltd. (6)	493,640	1.7%
The Apogee Fund, Ltd. (6)	101,620	*
Satellite Overseas Fund V, Ltd. (6)	55,270	*
Satellite Overseas Fund VI, Ltd. (6)	29,440	*
Satellite Overseas Fund VII, Ltd. (6)	120	*
Satellite Overseas Fund VIII, Ltd. (6)	5,370	*
Satellite Overseas Fund IX, Ltd. (6)	43,940	*
Satellite Strategic Finance Partners, Ltd. (6)	501,000	1.73%
Satellite Asset Management, L.P. (6)	1,492,700	5.14%
Satellite Fund Management LLC (6)	1,492,700	5.14%
Satellite Advisors, LLC (6)	262,300	*
All directors and executive officers as a group (7 individuals)	10,159,424	35.00%

———————
*less than one (1%) percent.
(1) Unless otherwise indicated, the business address of each of the individuals is c/o Schwartz & Weiss, P.C., 457 Madison Avenue, New York, New York 10022.

(2) Our officers and directors have agreed to surrender to us for cancellation up to an aggregate of 200,000 shares in the event, and to the extent, stockholders exercise their right to redeem their shares for cash upon a business combination. The share amounts do not reflect any surrender of shares.
(3) Does not include shares of common stock issuable upon exercise of warrants that are not exercisable in the next 60 days.
(4) Derived from a joint filing of a Schedule 13G on February 9, 2006 filed by Sapling, LLC and Fir Tree Recovery. Fir Tree, Inc. is the investment manager of both Sapling LLC and Fir Tree Recovery.
(5) Derived from a Schedule 13G/A filed on February 10, 2006 by Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis. Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC ("Amaranth") and has been granted investment discretion over portfolio investments, including the Common Stock (as defined below), held by it. Maounis is the managing member of Amaranth Advisors L.L.C. and may, by virtue of his position as managing member, be deemed to have power to direct the vote and disposition of the Common Stock held for Amaranth.
(6) Derived from a joint filing of a Schedule 13G on February 14, 2006 by Satellite I, Satellite II, Satellite IV (collectively, the "Delaware Funds") over which Satellite Advisors has discretionary trading authority, as general partner, and (ii) Satellite Overseas, Apogee, Satellite Overseas V, Satellite Overseas VI, Satellite Overseas VII, Satellite Overseas VIII, Satellite Overseas IX and SSFP (collectively, the "Offshore Funds" and together with the Delaware Funds, the "Satellite Funds") over which Satellite Asset Management has discretionary investment trading authority. The general partner of Satellite Asset Management is Satellite Fund Management. Satellite Fund Management and Satellite Advisors each share the same four members that make investment decisions on behalf of the Satellite Funds.

Item 13. Certain Relationships and Related Transactions

On May 17, 2005, we issued an aggregate of 9,026,924 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.003 per share, as follows:

Name	Number of Shares	Relationship to Us
Prokopios (Akis) Tsirigakis	8,915,712	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	22,387	Chief Financial Officer and Director
Christo Anagnostou	10,832	Vice President of Operations
Niko Nikiforos	10,832	Vice President of Business Development
Petros Pappas	22,387	Director
Koert Erhardt	22,387	Director
Tom Søfteland	22,387	Director

On June 6, 2005, Mr. Tsirigakis transferred an aggregate of 3,228,750 of his shares for $0.003 per share to the other officers and directors named above as follows:

Name	Number of Shares
George Syllantavos	1,331,652
Christo Anagnostou	169,706
Niko Nikiforos	169,706
Petros Pappas	699,768
Koert Erhardt	428,959
Tom Søfteland	428,959

On October 19, 2005, Mr. Tsirigakis transferred an additional 2,029,570 shares and Messrs. Anagnostou, Nikiforos, Erhardt and Søfteland transferred an aggregate of 596,148 of the June 6, 2005 shares to Mr. Pappas.

The holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before December 15, 2008. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On December 15, 2005, we issued an aggregate of 1,132,500 units, including shares of common stock and warrants to purchase common stock in a private placement to the individuals set forth below for $11,325,000 in cash, at a purchase price of $10.00 per share, as follows:

Name	Number of Units	Relationship to Us
Prokopios (Akis) Tsirigakis	350,000	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	132,500	Chief Financial Officer and Director
Petros Pappas	600,000	Director
Koert Erhardt	50,000	Director

We have granted the holders of such units demand and “piggy-back” registration rights with respect to the 1,132,500 shares, the 1,132,500 warrants and the 1,132,500 shares underlying the warrants at any time commencing on the date we announce that we have entered into a letter of intent with respect to a proposed a business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements.

Mr. Tsirigakis advanced a total of $590,000 at an interest rate of 4% per annum to us on May 17, May 26 and December 15, 2005 to cover expenses related to the initial public offering. We repaid these loans with interest upon completion of the public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case, who had access, at our expense, to our attorneys or independent legal counsel.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2005, our principal independent accountant was Goldstein Golub Kessler LLP, the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005 and for services performed in connection with the Company's registration statement on Form S-1 filed in 2005, were approximately $59,238.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal year 2005 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Goldstein Golub Kessler LLP for professional services rendered during the fiscal year ended December 31, 2005 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal year ended December 31, 2005.

Pre-Approval of Services

Since our Audit Committee was not formed until December 2005, the Audit Committee did not pre-approve all of the foregoing services although any service rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit and non-audit services, the engagement has been and will be approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Form of Third Amended and Restated Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (1)
10.1	Form of Letter Agreement among the Registrant, Maxim Group LLC and Akis Tsirigakis (1)
10.2	Form of Letter Agreement among the Registrant, Maxim Group LLC and. George Syllantavos (1)
10.3	Form of Letter Agreement among the Registrant, Maxim Group LLC and Christo Anagnostou (1)
10.4	Form of Letter Agreement among the Registrant, Maxim Group LLC and Niko Nikiforos (1)
10.5	Form of Letter Agreement among the Registrant, Maxim Group LLC and Koert Erhardt (1)
10.6	Form of Letter Agreement among the Registrant, Maxim Group LLC and Tom Søfteland (1)
10.7	Form of Letter Agreement among the Registrant, Maxim Group LLC and Petros Pappas (1)
10.8	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (1)
10.9	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (1)
10.10	Form of Services Agreement with Schwartz & Weiss, P.C. (1)
10.11	Promissory Note dated May 17, 2005 issued to Akis Tsirigakis (1)
10.12	Promissory Note dated May 26, 2005 issued to Akis Tsirigakis (1)
10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.14	Form of Placement Unit Agreement among the Registrant, Maxim Group LLC and the Initial Stockholders (1)
14	Code of Business Conduct and Ethics (1)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-125662).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MARITIME ACQUISITION CORPORATION
March 31, 2006	By: /s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2006	By: /s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis, Chairman, Chief Executive Officer and President

March 31, 2006	By: /s/ George Syllantavos
George Syllantavos, Chief Financial Officer, Secretary and Director

March 31, 2006	By: /s/ Koert Erhardt
Koert Erhardt, Director

March 31, 2006	By: /s/ Tom Søfteland
Tom Søfteland, Director

March 31, 2006	By: /s/ Petros Pappas
Petros Pappas, Director

Star Maritime Acquisition Corp.

(a corporation in the development stage)

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Star Maritime Acquisition Corp.

We have audited the accompanying balance sheet of Star Maritime Acquisition Corp. (a corporation in the development stage) as of December 31, 2005 and the related statements of income, stockholders’ equity and cash flows for the period from May 13, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Maritime Acquisition Corp. as of December 31, 2005 and the results of its operations and its cash flows for the period from May 13, 2005 (inception) through December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
Goldstein Golub Kessler LLP

New York, New York

March 29, 2006

Star Maritime Acquisition Corp.

(a corporation in the development stage)

Balance Sheet

December 31, 2005
Assets
Current Assets
Cash	$593,281
Investments in trust account	188,858,542
Prepaid expenses and other current assets	118,766
Total Current Assets	$189,570,589
Other Asset-Deferred Tax Asset	$9,000
Total Assets	$189,579,589

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses	344,638
Deferred underwriting fees	4,000,000

Total liabilities	4,344,638

Common Stock, $.0001 par value, 6,598,000 shares subject
to possible redemption, at redemption value of $9.80 per share	64,660,400

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued	-
or outstanding
Common Stock, $.0001 par value; authorized, 100,000,000 shares;	2,903
29,026,924 shares issued and outstanding
(including 6,598,000 shares subject to possible redemption)
Additional paid-in-capital	120,461,317
Earnings accumulated in the development stage	110,331
Total Stockholders' Equity	120,574,551
Total Liabilities and Stockholders' Equity	$189,579,589

See accompanying notes to financial statements

Star Maritime Acquisition Corp.
(a corporation in the development stage)

Income Statement

Period from
May 13, 2005
(inception) to
December 31, 2005
Formation and operating costs	$(50,211)
Interest income	183,542
Income before provision for income taxes	133,331
Provision for income taxes	23,000
Net income	$110,331
Weighted average shares outstanding (basic and diluted)	9,918,282
Earnings per share (basic and diluted)	$0.01

See accompanying notes to the financial statements

Star Maritime Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders’ Equity

				Earnings
				accumulated
			Additional	in the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (inception) to
December 31, 2005

Stock Issuance on May, 17, 2005 at $.003 per share	9,026,924	$903	$24,097	-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible conversion of 6,598,000 shares			(64,660,400)		(64,660,400)

Net income	-	-	-	$110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,461,317	$110,331	$120,574,551

See accompanying notes to financial statements

Star Maritime Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows

Period from
May 13, 2005
(inception) to
December 31, 2005
Cash flows from operating activities:
Net Income	$110,331
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in value of trust account	(183,542)
Increase in deferred tax asset	(9,000)
Increase in accounts payable and accrued expenses	174,053
Increase in prepaid expenses and other current assets	(118,766)
Net cash used in operating activities	(26,924)
Cash flows from investing activities:
Payment to trust account	(188,675,000)
Net cash used in investing activities	(188,675,000)

Cash flows from financing activities:
Gross proceeds from public offering	188,675,000
Gross proceeds from private offering	11,325,000
Proceeds of notes payable to stockholder	590,000
Repayment of notes payable to stockholder	(590,000)
Proceeds from sale of shares of common stock	25,000
Payment of offering costs	(10,729,795)
Net cash provided by financing activities	189,295,205
Net increase in cash	593,281
Cash, beginning of period	-
Cash, end of period	$593,281
Supplemental cash disclosure
Interest paid	$9,163
Supplemental schedule of non-cash financing activites
Accrual of deferred underwriting fees	$4,000,000
Accrual of offering costs	170,585

See accompanying notes to financial statements

Star Maritime Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

December 31, 2005

1. - Organization, proposed business operations and summary of significant accounting policies

Nature of Operations

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The Company has neither engaged in any operations nor generated revenue. At December 31, 2005 the Company had not yet commenced any operations. All activity through December 31, 2005 relates to the Company’s formation, private placement and public offering. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. The Company completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. The Company consummated the Public Offering on December 21, 2005 and received net proceeds of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the international maritime industry and a “business combination” shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offerings, $188,675,000 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees (collectively, the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds may be used to pay for additional financing costs accrued but not yet paid, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 33% or more of the outstanding stock sold in the Proposed Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Proposed Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 9,026,924 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the shares they acquired in the Private Placement or in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the discount ($.20 per share) and interest earned thereon). Accordingly, Public Stockholders holding 32.99% of the aggregate number of shares sold in the Proposed Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. Our officers and directors agreed to waive their respective rights to participate in any liquidation distribution occuring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares included in the 1,132,000 units they purchased in the Private Placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event we lquidate, our public stockholders will receive $10.00 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to us). We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust account.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Stock split

On October 18, 2005, the Company effected a .44430784 for one stock split in the form of a stock dividend. All share and per share amounts in the financial statements give retroactive effect to this stock split.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Earnings per common share

Basic earnings per share are computed by dividing the net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 20,000,000 outstanding warrants, issued in connection with the initial public offering and the private placement described in Note 2 has not been considered in the diluted earnings per share since the warrants are contingently exercisable.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2. -- Offerings

Public Offering

On December 21, 2005, the Company sold 18,867,500 units to the public at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing the later of the completion of a business combination with a target business or December 15, 2005 and expiring December 15, 2009. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within 30 trading day period ending on the third day prior to date on which notice of redemption is given.

Private Placement

On December 15, 2005, the Company sold to certain of its officers and directors an aggregate of 1,132,500 units identical to the units sold in the Public Offering at a price of $10.00 per unit.

3. -- Notes payable to stockholders

The Company issued unsecured promissory notes to the Chief Executive Officer of the Company totaling $590,000 on May 17, May 26 and December 15, 2005. The Notes carried an interest rate of 4% per annum and were paid in full with proceeds from the Public Offering.

4. - Income Taxes

The provision for income taxes consists of the following:

Current - State and Local	$32,000
Deferred - State and Local	(9,000)
Total	$23,000

The total provision for income taxes differs from the amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Statutory federal income tax rate	34%
State and local income taxes	17%
Interest income not taxable for federal tax purposes	(34%)
Effective Tax Rate	17%

 The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Startup costs not currently deductible	$9,000

5. -- Commitments and Contingencies

The Company has agreed to pay to an unaffiliated third party, $7,500 a month for 24 months, commencing in January, 2006, for office space and general and administrative expenses.

The Initial Stockholders have agreed to surrender up to an aggregate of 200,000 of their shares of common stock to the Company for cancellation upon consummation of a business combination in the event public stockholders exercise their right to have the Company redeem their shares for cash. The number of shares that the Initial Stockholders will surrender will be determined by calculating the dollar amount of the Trust Account (exclusive of interest) paid to redeeming stockholders above the amount attributable to such stockholders ($9.23 per share) and the Discount ($.20 per share) and dividing it by $10.00 (the value attributed to the shares for purposes of this calculation). Accordingly, for each 1,000 shares redeemed up to 3,508,772 shares, the Initial Stockholders will surrender 57 shares for cancellation.

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangements to pay the commission are not disclosed in the prospectus provided to warrant holders at the time of exercise.

6. -- Common stock reserved for issuance

At December 31, 2005, 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

7. -- Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Third Amended and Restated Certificate of Incorporation (1)
3.2	By-laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (1)
10.1	Form of Letter Agreement among the Registrant, Maxim Group LLC and Akis Tsirigakis (1)
10.2	Form of Letter Agreement among the Registrant, Maxim Group LLC and. George Syllantavos (1)
10.3	Form of Letter Agreement among the Registrant, Maxim Group LLC and Christo Anagnostou (1)
10.4	Form of Letter Agreement among the Registrant, Maxim Group LLC and Niko Nikiforos (1)
10.5	Form of Letter Agreement among the Registrant, Maxim Group LLC and Koert Erhardt (1)
10.6	Form of Letter Agreement among the Registrant, Maxim Group LLC and Tom Søfteland (1)
10.7	Form of Letter Agreement among the Registrant, Maxim Group LLC and Petros Pappas (1)
10.8	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (1)
10.9	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (1)
10.10	Form of Services Agreement with Schwartz & Weiss, P.C. (1)
10.11	Promissory Note dated May 17, 2005 issued to Akis Tsirigakis (1)
10.12	Promissory Note dated May 26, 2005 issued to Akis Tsirigakis (1)
10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.14	Form of Placement Unit Agreement among the Registrant, Maxim Group LLC and the Initial Stockholders (1)
14	Code of Business Conduct and Ethics (1)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-125662).