Form 10-Q
period 2006-03-31
Star Maritime Acquisition Corp.
filed 2006-05-18
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to____________.

Commission File Number: 001-32685

Star Maritime Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-2873585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Schwartz & Weiss, P.C.
457 Madison Avenue
New York, New York 10022
(Address of Principal Executive Offices including Zip Code)

212-752-3100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐ ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐ð	Accelerated Filer ☐ð	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of May 15, 2006.

Star Maritime Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Balance Sheet

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash	$487,143	$593,281
Investments in trust account	190,028,180	188,858,542
Prepaid expenses and other current assets	132,496	118,766
Total Current Assets	190,647,819	189,570,589
Other Assets - Deferred tax asset	161,608	9,000
TOTAL ASSETS	$190,809,427	$189,579,589
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable & accrued expenses	$53,362	$344,638
Deferred interest on investments	489,683
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	174,238	-
Total Liabilities	4,717,283	4,344,638

Common Stock, $.0001 par value, 6,598,000 shares subject to possible redemption, at redemption value of $9.80 per share	64,660,400	64,660,400
Commitments	64,660,400	64,660,400
Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,598,000 shares subject to possible redemption)
Additional paid in capital	120,461,317	120,461,317
Earnings accumulated in the development stage	967,524	110,331
Total Stockholders' Equity	121,431,744	120,574,551
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,809,427	$189,579,589

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Income

	Three Months Ended March 31, 2006	May 13, 2005 (date of inception) to March 31, 2006
	(unaudited)	(unaudited)
Formation and operating costs	$(115,831)	$(166,042)
Interest income	994,654	1,178,196
Income before provision for income tax	878,823	1,012,154
Provision for income taxes	21,630	44,630
Net income	$857,193	$967,524
Earnings per share (basic and diluted)	$0.03	$0.06
Weighted average shares outstanding - basic and diluted	29,026,924	15,259,207

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Stockholders’ Equity

				Earnings
				accumulated
			Additional	in the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (inception) to March 31, 2006

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible conversion of 6,598,000 shares			(64,660,400)		(64,660,400)

Net Income for the period	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,461,317	$110,331	$120,574,551
(unaudited)
Net Income for the period	-	-	-	857,193	857,193

Balance, March 31, 2006	29,026,924	$2,903	$120,461,317	$967,524	$121,431,744

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Cash Flows
	Three months ended March 31, 2006 (unaudited)	May 13, 2005 (date of inception) to March 31, 2006 (unaudited)
Cash flows from operating activities:
Net Income	$857,193	$967,524
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in value of trust account	(1,169,638)	(1,353,180)
Increase in deferred interest	489,683	489,683
Increse in deferred tax asset	(152,608)	(161,608)
Decrease in accounts payable and accrued expenses	(291,276)	(117,223)
Increase in taxes payable	174,238	174,238
Increase in prepaid expenses and other current assets	(13,730)	(132,496)
Net cash used in operating activities	(106,138)	(133,062)
Cash flows from investing activites:
Payment to trust account	-	(188,675,000)
Net cash used in investing activities	-	(188,675,000)
Cash flows from financing activites:
Gross proceeds from public offering		188,675,000
Gross proceeds from private offering		11,325,000
Proceeds of note payable to stockholder	-	590,000
Repayment of note payable to stockholder	-	(590,000)
Proceeds from sale of shares of common stock	-	25,000
Payment of offering costs	-	(10,729,795)
Net cash provided by financing activities	-	189,295,205
Net cash (decrease) increase for period	(106,138)	487,143
Cash, beginning of period	593,281	-
Cash at end of period	$487,143	$487,143
Supplemental cash disclosure
Interest paid	$-	$9,163
Supplemental schedule of non-cash financial activities
Accrual of deferred underwriting fees	$-	$4,000,000
Accrual of offering costs	$-	170,585

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements

NOTE A — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Nature of Operations

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The Company has not generated revenue. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The financial statements at March 31, 2006 and for the periods from inception to March 31, 2006 and the three months ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three month period ended March 31, 2006 and for the period from May 13, 2005 (inception) through March 31, 2006, and its cash flows for the three month period ended March 31, 2006 and for the period from May 13, 2005 (inception) through March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

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

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements— (Continued)

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. Our existing stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them prior to this offering and with respect to the shares included in the 1.132.500 units our officers and directors or their nominees are purchasing in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event we liquidate, our public stockholders will receive $10.00 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to us). We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust account.

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Project". SFAS 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company does not believe that the adoption of SFAS 123(R) would have had a significant impact on its financial condition or result of operations. Management does not believe that any other recently issued, but not yet effective, accounting standards of currently adopted would have a material effect on the accompanying financial statements.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements— (Continued)

NOTE B—COMMITMENTS

The Company has agreed to pay to an unaffiliated third party, $7,500 a month for 24 months, which commenced in January, 2006, for office space and general and administrative expenses. Rent expense under this agreement for each of the periods from May 13, 2005 (inception) to March 31, 2006 and from January 1, 2006 to March 31, 2006 amounted to $21,500 and $21,500, respectively.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements— (Continued)

NOTE C—COMMON STOCK RESERVED FOR ISSUANCE

On May 17, 2005, the Company issued 9,026,924 shares of common stock. On December 15, 2005 the Company issued 1,132,500 shares of common stock in connection with the private placement. On December 21, 2005 the Company issued 18,867,500 shares of common stock in connection with the IPO. At March 31, 2006 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Condensed Financial Statements— (Continued)

Note D—Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Results of Operations for the Period January 1, 2006 to March 31, 2006

For the quarter ending March 31, 2006 we earned net income after taxes of $857,193 ($1,346,876 before the deduction of $489,683 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $115,831 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C.. We also provided for $21,630 in income taxes.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds of $533,172 was deposited and is being held outside of the trust account. The remaining proceeds (less $170,000 of additional financing fees which are accrued but not yet paid) are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. During the quarter ended March 31, 2006 we transferred $314,698 from the trust account to the operating account for various general and administrative incurred during the quarter. As of March 31, 2006, there was approximately $190,000,000 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Offering, 6,598,000 shares of common stock are subject to possible redemption. Accordingly, at March 31, 2006, $64,660,400, of the net proceeds from the Offering, has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the offering and the private placement was $189,782,335. Of the proceeds of the Offerings, $188,675,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $599,163 of the net proceeds were used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds in the amount of $533,172 (less approximately $170,000 of additional financing fees accrued but not yet paid) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From January 1, 2006 through March 31, 2006, we have incurred $ 115,831 of expenses towards the net proceeds that were not deposited into the trust account to pay operating expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of March 31, 2006, there was $190,028,180 held in the trust account, including interest income of $1,667,879.

The net proceeds of the offering in the amount of $188,675,000 deposited into the trust account have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer and (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MARITIME ACQUISITION CORPORATION

May 17, 2006	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis Chairman, Chief Executive Officer and President(Principal Executive Officer)

By:	/s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Accounting Officer)