Form 10-Q
period 2006-06-30
Star Maritime Acquisition Corp.
filed 2006-08-17
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.

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

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of August 14, 2006.

Star Maritime Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Star Maritime Acquisition Corp
(a development stage company)
Condensed Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,032,247	$593,281
Investments in trust account	191,071,916	188,858,542
Prepaid expenses and other current assets	60,614	118,766

Total Current Assets	192,164,777	189,570,589
Other Assets-Deferred tax asset	230,656	9,000

TOTAL ASSETS	$192,395,433	$189,579,589

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$118,512	$344,638
Deferred Interest on investments	851,571
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	545,087

Total Liabilities	5,515,170	4,344,638
Common Stock, $.0001 par value, 6,598,000 shares subject to possible redemption, at redemption value of $9.80 per share	64,660,400	64,660,400

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding. (including 6,598,000 shares subject to possible redemption)	2,903	2,903

Additional paid in capital	120,461,317	120,461,317

Earnings accumulated in the development stage	1,755,643	110,331
Total Stockholders' Equity	122,219,863	120,574,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,395,433	$189,579,589

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corp
(a development stage company)
Condensed Statements of Income

	For the Three Months Ending June 30, 2006	For the Six Months Ended June 30, 2006	May 13, 2005 (date of inception) to June 30, 2005	May 13, 2005 (date of inception) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Formation and operating costs	$(267,397)	$(383,228)	$(6,770)	$(433,439)
Interest income	1,372,317	2,366,971	-	2,550,513
Income/(loss) before provision for income tax	1,104,920	1,983,743	(6,770)	2,117,074
Provision for income taxes	316,801	338,431	-	361,431
Net income/(loss)	$788,119	$1,645,312	$(6,770)	$1,755,643
Earnings per share (basic and diluted)	$0.03	$0.06	$(0.00)	$0.10

Weighted average shares outstanding - basic and diluted	29,026,924	29,026,924	9,026,924	18,292,771

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corp
(a development stage company)
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional paid-in	Earnings accumulated in the development	Total stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (inception) to
June 30, 2006

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible conversion of 6,598,000 shares			(64,660,400)		(64,660,400)

Net Income for the period	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,461,317	$110,331	$120,574,551

Net Income for the three months ended March 31, 2006	-	-	-	857,193	857,193

Balance, March 31, 2006	29,026,924	2,903	120,461,317	967,524	121,431,744

Net Income for the three months ended June 30, 2006	-	-	-	788,119	788,119

Balance, June 30, 2006	$29,026,924	$2,903	$120,461,317	$1,755,643	$122,219,863

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corp
(a development stage company)
Condensed Statements of Cash Flows

	Six months ended June 30, 2006	May 13, 2005 (date of inception) to June 30, 2005	May 13, 2005 (date of inception) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income/(loss)	$1,645,312	$(6,770)	$1,755,643
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in value of trust account	(2,213,374)	-	(2,396,916)
Decrease/(increase) in prepaid expenses and other current assets	58,152	(272,979)	(60,613)
Increase in deferred tax asset	(221,656)	-	(230,656)
Increase/(Decrease) in accounts payable and accrued expenses	(226,126)	23,802	(52,074)
Increase in deferred interest	851,571	-	851,571
Increase in taxes payable	545,087	-	545,087

Net cash provided by (used in) operating activities	438,966	(255,947)	412,042
Cash flows from investing activites:
Payment to trust account	-	-	(188,675,000)
Net cash used in investing activities	-	-	(188,675,000)
Cash flows from financing activites:
Gross proceeds from public offering			188,675,000
Gross proceeds from private offering			11,325,000
Proceeds of note payable to stockholder	-	390,000	590,000
Repayment of note payable to stockholder	-	-	(590,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of offering costs	-	-	(10,729,795)
Net cash provided by financing activities	-	415,000	189,295,205
Net cash increase for period	438,966	159,053	1,032,247
Cash, beginning of period	593,281	-	-
Cash at end of period	$1,032,247	$159,053	$1,032,247
Supplemental cash disclosure
Interest paid	$-	$-	$9,163
Supplemental schedule of non-cash financial activities
Accrual of deferred underwriting fees	$-	$-	$4,000,000
Accrual of offering costs	$-	$-	$170,585

See accompanying notes to unaudited condensed financial statements

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Financial Statements — (Continued)

NOTE A — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Nature of Operations

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The Company has not acquired an entity as of June 30, 2006. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The financial statements at June 30, 2006 and for the periods from inception to June 30, 2006, for the three months ended June 30, 2006, and for the six months ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to the present fairly the financial position of the Company as of June 30, 2006, the results of its operation for the three month and six month period ended June 30, 2006, for the period May 13, 2005 (inception) through June 30, 2005, and for the period from May 13, 2005 (inception) through June 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. The Company completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. The Company consummated the Public Offering on December 21, 2005 and received net proceeds (net of both paid and accrued financing costs) of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the international maritime industry and a “business combination” shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offerings, $188,675,000 was deposited in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees (collectively, the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds may be used to pay for additional financing costs accrued but not yet paid, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Financial Statements — (Continued)

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

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the discount ($.20 per share) and interest earned thereon, net of taxes payable). Accordingly, Public Stockholders holding 32.99% of the aggregate number of shares sold in the Proposed Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. Our founding stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them prior to this offering and with respect to the shares included in the 1,132,500 units our officers and directors or their nominees are purchasing in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event we liquidate, our public stockholders will receive $10.00 per unit plus interest (net of taxes payable and that portion of the earned interest previously released o us). We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust account.

Note B - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (R)”), “Share Based Payment”. SFAS 123 (R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company does not believe that the adoption of SFAS 123(R) would have had a significant impact on its financial condition or result of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Financial Statements — (Continued)

NOTE C—COMMITMENTS

The Company has agreed to pay to an unaffiliated third party, $7,500 a month for 24 months, which commenced in January 2006, for office space and general and administrative expenses. Rent expense under this agreement for each of the periods from May 13, 2005 (inception) to June 30, 2006 and from January 1, 2006 to June 30, 2006 amounted to $44,000 and $44,000 respectively.

NOTE D—COMMON STOCK RESERVED FOR ISSUANCE

On May 17, 2005, the Company issued 9,026,924 shares of common stock. On December 15, 2005 the Company issued 1,132,500 shares of common stock in connection with a private placement. On December 21, 2005 the Company issued 18,867,500 shares of common stock in connection with the IPO. At March 31, 2006 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

Note E - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as maybe determined from time to time by the Board of Directors.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period April 1, 2006 to June 30, 2006

For the quarter ending June 30, 2006 we earned net income after taxes of $788,119 ($1,150,007 before the deduction of $361,888 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $267,397 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C. We also provided for $316,801 in income taxes.

Results of Operations for the Period January 1, 2006 to June 30, 2006

For the six months ending June 30, 2006 we earned net income after taxes of $1,645,312 ($2,496,883 before the deduction of $851,571 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $ 383,228 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C. We also provided for $338,431 in income taxes.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds of $533,172 was deposited and is being held outside of the trust account. The remaining proceeds (less $170,000 of additional financing fees which are accrued but not yet paid) are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. During the quarter ended June 30, 2006 we transferred $690,185 from the trust account to the operating account for various general and administrative expenses incurred during the quarter. As of June 30, 2006, there was approximately $191,000,000 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Offering, 6,598,000 shares of common stock are subject to possible redemption. Accordingly, at June 30, 2006 , $64,660,400, of the net proceeds from the Offering, has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders

If we do not consummate a business combination by the later of June 21, 2007, or December 21, 2007 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but not consummated by June 21, 2007, then, pursuant to Article SIXTH of our certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law , we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. To mitigate against this possibility, we have received executed agreements from our vendors waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust account is minimal. If we wind up our affairs in compliance with either Section 280 or 281(b) of the Delaware General Corporation Law following a dissolution, pursuant to Section 282 of the Delaware General Corporation Law, the potential liability of our stockholders will be limited to the lesser of the stockholder’s pro-rata share of any claim or the amount distributed to the stockholder. As we do not anticipate seeking dissolution under the complex procedures of Section 280, we expect that, in accordance with Section 281(b), we will be required to seek stockholder approval of a plan of dissolution to provide for our payment, based on facts known to us at such time, of existing and pending claims, and claims that may be potentially brought against us within the subsequent 10 years. We estimate the costs associated with the implementation and completion of such a plan of dissolution and liquidation, to be approximately $50,000 to $75,000, which would be funded by any funds not held in our trust account and funds released to Stone to fund working capital.

The procedures required for us to liquidate under the DGCL, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 , we may redeem all our outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

•	to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so,
•	to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or
•	to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for us.

Holders of the warrants we issued in our initial public offering will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to impossibility, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations.

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

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the offering and the private placement was $189,782,335. Of the proceeds of the Offerings, $188,675,000 was deposited in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $599,163 of the net proceeds were used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds in the amount of $533,172 (less approximately $170,000 of additional financing fees accrued but not yet paid) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From April 1, 2006 through June 30, 2006, we have incurred $267,397 of expenses towards the net proceeds that were not deposited into the trust account to pay operating expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of June 30, 2006, there was $191,071,916 held in the trust account, including interest income of $2,396,916

The net proceeds of the offering in the amount of $188,675,000 deposited into the trust account have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

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

STAR MARITIME ACQUISITION CORPORATION

August 16, 2006	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis Chairman, Chief Executive Officer and President(Principal Executive Officer)

By:	/s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Accounting Officer)