Form 10-Q
period 2006-09-30
Star Maritime Acquisition Corp.
filed 2006-11-13
CIK 1328307

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Star Maritime Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-2873585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of November 13th, 2006.

Star Maritime Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current Assets
Cash	$883,834	$593,281
Investments in trust account	192,740,223	188,858,542
Prepaid expenses and other current assets	85,265	118,766

Total Current Assets	193,709,322	189,570,589

Property and Equipment, net	3,562	-
Other Assets-Deferred tax asset	-	9,000

TOTAL ASSETS	$193,712,884	$189,579,589

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable & accrued expenses	$240,485	$344,638
Deferred Interest on investments	1,612,074
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	264,726
Total Liabilities	6,117,285	4,344,638
Common Stock, $.0001 par value, 6,598,000 shares subject to possible redemption, at redemption value of $9.80 per share	64,660,400	64,660,400

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,598,000 shares subject to possible redemption)
Additional paid in capital	120,461,317	120,461,317
Earnings accumulated in the development stage	2,470,979	110,331
Total Stockholders’ Equity	122,935,199	120,574,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,712,884	$189,579,589

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Income

	For the Three Months Ending September 30, 2006 (unaudited)	For the Nine Months Ended September 30, 2006 (unaudited)	May 13, 2005 (date of inception) to September 30, 2005 (unaudited)	May 13, 2005 (date of inception) to September 30, 2006 (unaudited)

Operating expenses
Professional fees	$(203,908)	$(331,954)	$-	$(351,554)
Insurance	(26,250)	(89,500)	-	(93,734)
Due diligence costs	(8,141)	(65,434)	-	(65,434)
Other	(36,230)	(170,869)	(6,847)	(197,246)
Total operating expenses	(274,529)	(657,757)	(6,847)	(707,968)

Interest income	1,117,933	3,275,131	-	3,458,673
Income/(loss) before provision for income tax	843,404	2,617,374	(6,847)	2,750,705
Provision for income taxes	13,400	256,726	-	279,726
Net income/(loss)	$830,004	$2,360,648	$(6,847)	$2,470,979
Earnings per share (basic and diluted)	$0.03	$0.08	$(0.00)	$0.12
Weighted average shares outstanding - basic and diluted	29,026,924	29,026,924	9,026,924	20,248,300

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Stockholders’ Equity

	Common Stock		Additional paid-in	Earnings accumulated in the development	Total stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (inception) to September 30, 2006

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible conversion of 6,598,000 shares			(64,660,400)		(64,660,400)

Net Income for the period	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,461,317	$110,331	$120,574,551
Unaudited:
Net Income for the nine months ended September 30, 2006	-	-	-	2,360,648	2,360,648

Balance, September 30, 2006	29,026,924	$2,903	$120,461,317	$2,470,979	$122,935,199

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corporation
(a development stage company)

Condensed Statements of Cash Flows

	Nine months ended September 30, 2006 (unaudited)	May 13, 2005 (date of inception) to September 30, 2005 (unaudited)	May 13, 2005 (date of inception) to September 30, 2006 (unaudited)
Cash flows from operating activities:
Net Income/(loss)	$2,360,648	$(6,847)	$2,470,979
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and Amortization	102		102
Changes in operating assets and liabilities:
Increase in value of trust account	(3,881,681)	-	(4,065,223)
Decrease/(increase) in prepaid expenses and other current assets	33,501	(417,327)	(85,265)
Decrease in deferred tax asset	9,000	-	-
Increase/(decrease) in accounts payable and accrued expenses	(104,153)	34,945	69,899
Increase in deferred interest	1,612,074	-	1,612,074
Increase in taxes payable	264,726	-	264,726
Net cash provided by/(used in) operating activities	294,217	(389,229)	267,292

Cash flows from investing activities:
Payment to trust account	-	-	(188,675,000)
Capital expenditures	(3,663)	-	(3,663)
Net cash used in investing activities	(3,663)	-	(188,678,663)
Cash flows from financing activities:
Gross proceeds from public offering			188,675,000
Gross proceeds from private offering			11,325,000
Proceeds of note payable to stockholder	-	390,000	590,000
Repayment of note payable to stockholder	-	-	(590,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of offering costs	-	-	(10,729,795)
Net cash provided by financing activities	-	415,000	189,295,205

Net cash increase for period	290,553	25,771	883,834

Cash, beginning of period	593,281	-	-
Cash at end of period	$883,834	$25,771	$883,834
Supplemental cash disclosure
Interest paid	$-	$-	$9,163
Supplemental schedule of non-cash financial activities
Accrual of deferred underwriting fees	$-	$-	$4,000,000
Accrual of offering costs	$-	$-	$170,585

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Financial Statements — (Continued)

NOTE A — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Nature of Operations

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The company has not acquired an entity as of September 30, 2006. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The financial statements at September 30, 2006 and for the periods from inception to September 30, 2006, for the three months ended September 30, 2006, and for the nine months ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to the present fairly the financial position of the Company as of September 30, 2006, the results of its operation for the three month and nine month period ended September 30, 2006, for the period May 13, 2005 (inception) through September 30, 2005, and for the period from May 13, 2005 (inception) through September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. The Company completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. The Company consummated the Public Offering on December 21, 2005 and received net proceeds of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall mean one or more businesses in the shipping industry and shall include an operating business in the international maritime industry and a “business combination” shall mean the acquisition by the Company of a target business.

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

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the discount ($.20 per share) and interest earned thereon net of taxes payable). Accordingly, Public Stockholders holding 32.99% of the aggregate number of shares sold in the Proposed Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. Our initial stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares included in the 1,132,500 units our officers and directors or their nominees purchased in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the Trust Account for their benefit. Accordingly, in the event we liquidate, our public stockholders will receive $10.00 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to us). We will pay the costs of liquidation and dissolution from our remaining assets outside of the Trust Account.

Note B - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (R)”), “Share Based Project”. SFAS 123 (R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Star Maritime Acquisition Corporation
(a development stage company)
Notes to Unaudited Financial Statements — (Continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—COMMITMENTS

The Company has agreed to pay to an unaffiliated third party, $7,500 a month for 24 months, which commenced in January, 2006, for office space and general and administrative expenses. Rent expense under this agreement for each of the periods from May 13, 2005 (inception) to September 30, 2006 and from January 1, 2006 to September 30, 2006 amounted to $66,500 and $66,500 respectively.

NOTE D—COMMON STOCK RESERVED FOR ISSUANCE

On May 17, 2005, the Company issued 9,026,924 shares of common stock to its initial stockholders. On December 15, 2005 the Company issued 1,132,500 shares of common stock in connection with a private placement to certain of its officers and directors. On December 21, 2005 the Company issued 18,867,500 shares of common stock in connection with the Public Offering. At March 31, 2006 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

Note E - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as maybe determined from time to time by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-0an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15 2006.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period July 1, 2006 to September 30, 2006

For the quarter ending September 30, 2006 we earned net income after taxes of $830,004 ($1,380,379 before the deduction of $550,375 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $ 274,529 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C. We also provided for ($81,705) in income taxes.

Results of Operations for the Period January 1, 2006 to September 30, 2006

For the nine months ending September 30, 2006 we earned net income after taxes of $2,360,648($3,972,722 before the deduction of $1,612,074 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $ 657,757 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C. We also provided for $256,726 in income taxes.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the Trust Account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds of $533,172 was deposited and is being held outside of the Trust Account. The remaining proceeds (less $170,000 of additional financing fees which are accrued but not yet paid) are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. In October 2006, we transferred $847,872 from the Trust Account to the operating account for various general and administrative expenses incurred during the quarter. As of September 30, 2006, there was approximately $193,000,000 held in the Trust Account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the Trust Account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Public Offering, 6,598,000 shares of common stock are subject to possible redemption. Accordingly, at September 30, 2006, $64,660,400, of the net proceeds from the Public Offering, has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the offering and the private placement was $189,782,335. Of the proceeds of the Offerings, $188,675,000 were deposited in a Trust Account and are being invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $599,163 of the net proceeds were used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the public offering and the remaining proceeds in the amount of $533,172 (less approximately $170,000 of additional financing fees accrued but not yet paid) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

From July 1, 2006 through September 30, 2006, we have incurred $ 274,529 of expenses towards the net proceeds that were not deposited into the Trust Account to pay operating expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of September 30, 2006, there was $192,740,223 held in the Trust Account, including interest income of $4,065,223.

The net proceeds of the offering in the amount of $188,675,000 deposited into the Trust Account have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer and (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MARITIME ACQUISITION CORPORATION

November 13, 2006	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis Chairman, Chief Executive Officer and President(Principal Executive Officer)

By:	/s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Financial Officer)