Form 10-K
period 2006-12-31
Star Maritime Acquisition Corp.
filed 2007-03-14
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32685

Star Maritime Acquisition Corp.
(Exact Name of issuer as specified in its charter)

Delaware	20-202873585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Foulk Road
Wilmington, DE 19803
(Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: 302-656-1950

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $191,693,800 (based upon the closing price of Issuer's Common Stock, $.0001 par value, as of the last business day of the Issuer's most recently completed second fiscal quarter (June 30, 2006).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable.

Common Stock, $.0001 Par Value	29,026,924
(Title of Class)	(No. of Shares Outstanding at March ___, 2007)

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1. Business

Overview

Star Maritime is a blank check company organized under the laws of the State of Delaware on May 13, 2005 to acquire, through a merger, capital stock exchange, asset acquisition or similar business combination, one or more “target businesses” in the shipping industry. A “target business” includes one or more entities with agreements to acquire vessels or an operating business in the shipping industry. Following our formation, our officers and directors were the holders of 9,026,924 shares of common stock representing all of our issued and outstanding capital stock at such time. On December 21, 2005, we consummated our initial public offering of 18,867,500 units, which we refer to as the Initial Public Offering, with each unit consisting of one share of Star Maritime common stock and one warrant to purchase one share of Star Maritime common stock. In addition, we completed the Private Placement of an aggregate of 1,132,500 units, which we refer to as the Private Placement, to Messrs. Tsirigakis and Syllantavos, our senior executive officers and Messrs. Pappas and Erhardt, two of our directors. The gross proceeds of the Private Placement of $11,325,500 were used to pay all fees and expenses of the Initial Public Offering. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the total net proceeds to us from the Initial Public Offering and the Private Placement were approximately $189,125,000 of which $188,675,000 was deposited into a trust account, $599,163 was used to repay interest and debt to our Chairman and Chief Executive Officer, Mr. Akis Tsirigakis, for a loan advanced to us to cover expenses related to the Initial Public Offering and the remaining proceeds of $533,172, which after payment of approximately $170,000 of additional financing fees, provided us with approximately $363,172, which was deposited and held outside of the trust account to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. During the fiscal year ended December 31, 2006, we incurred $1,211,100 of operating expenses. $363,172 of such operating expenses were provided by the net proceeds of the Initial Public Offering that were not deposited in the trust account, and $847,928 of such operating expenses were provided by distributions of interest income from the trust account, made in accordance with the procedures set forth in the Investment Management Trust Agreement, dated December 21, 2005 between Star Maritime and American Stock Transfer & Trust Company. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2006, there was $192,915,257 held in the trust account, including interest income of $4,240,257.

Shipping Industry Overview

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

Dry bulk sector overview

Dry bulk vessels are used to transport commodities such as iron ore, minerals, grains, forest products, fertilizers, coking and steam coal. The dry bulk sector can be divided into four major vessel categories with reference to size. We may explore acquisitions of either one or more vessels and/or operating companies that are focused on these segments of the dry bulk sector, including:

•
Capesize. The largest of the dry bulk carrier vessels, with typical cargo capacity over 80,000 dead weight tons, or dwt. Capesize vessels are used primarily for transporting cargoes consisting of iron ore and coal. Due to the size of the vessels, there are a limited number of ports around the world that have the infrastructure to accommodate them. Capesize vessels cannot traverse through the Panama Canal due to their size.

•
Panamax. The second largest of the dry bulk vessels, with cargo capacity typically between 60,000 and 80,000 dwt. Panamax vessels are the largest bulk carriers able to transit the Panama Canal. These vessels typically carry cargoes consisting of coal, grains, fertilizers.

•
Handymax. Versatile vessels that are dispersed in various geographic locations throughout the world. Handymax vessels typically have cargo capacity of 35,000 to 60,000 dwt, and are primarily used to transport grains, forest products and fertilizers. These vessels are equipped with onboard cranes which allow for the loading and unloading of cargo. Supramax vessels are a sub-category of Handymax vessels which have cargo capacity in excess of 50,000 dwt.

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

•
Suezmax. Tanker vessels with cargo capacity typically 120,000 to 200,000 dwt. These vessels carry primarily crude oil and are used in some of the fastest growing oil producing regions of the world, including the Caspian Sea and West Africa. Suezmax tankers are the largest ships able to transit the Suez Canal with a full payload and are capable of both long and short haul voyages.

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

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934.

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

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to $10.00 plus any interest not previously released to us earned on their pro rata portion of the trust account and on that pro rata portion of the underwriters’ contingent compensation comprising the redemption price (calculated as of two business days prior to the consummation of the proposed business combination (net of taxes payable)). An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 33% or more of the shares sold in our Initial Public Offering and the Private Placement, exercise their redemption rights.

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

If we are unable to consummate a business combination and expend all of the funds in our trust account, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of the 18,867,500 shares entitled to participate in liquidation distributions would be equal to the $10.00 per unit offering price. The funds in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Each member of our board of directors has agreed pursuant to agreements with us and Maxim Group LLC, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Initial Public Offering not held in the trust account at that time. We cannot assure you, however, that they would be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, plus interest (net of taxes payable), due to claims of creditors.

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

•
our obligation to redeem for cash up to 6,599,999 shares of common stock held by our public stockholders in certain instances will limit the manner in which we may structure a business combination (i.e., we will not be able to undertake an all cash acquisition transaction) and may reduce the resources available to us for this purpose, as well as for funding a target company’s business;

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

SUBSEQUENT EVENTS

Proposed Business Combination

On January 12, 2007, we agreed to purchase, through our newly-formed, wholly-owned subsidiary Star Bulk Carriers Corp., a Marshall Islands company ("Star Bulk"), eight drybulk carriers (the "Vessels") from certain wholly-owned subsidiary affiliates of TMT Co., Ltd., a Taiwan corporation (TMT Co., Ltd. and such subsidiary affiliates, collectively, "TMT"), pursuant to separate definitive Memoranda of Agreement by and between the Star Bulk and TMT (collectively, the "MOAs"), as supplemented by a Supplemental Agreement by and among the Company, Star Bulk and TMT (the "Supplemental Agreement") and a Master Agreement by and among the Company, Star Bulk and TMT (the "Master Agreement" and collectively with the MOAs and the Supplemental Agreement, the "Acquisition Agreements"), which transaction is hereinafter referred to as the "Asset Acquisition". As required under our Third Amended and Restated Certificate of Incorporation, we will hold a special meeting of ourstockholders to vote on the Asset Acquisition and a proposed merger of the Company into Star Bulk in which Star Bulk will be the surviving entity (the "Redomiciliation Merger" and together with the Asset Acquisition, the "Business Combination"). The Redomiciliation Merger shall occur promptly following the approval by our stockholders of the Business Combination.

On February 7, 2007, Star Bulk formed the following wholly-owned subsidiaries registered in the Marshall Islands. The share capital of each of the subsidiaries consists of 500 authorized and issued shares without par value:

Star Alpha Inc.
Star Beta Inc.
Star Gamma Inc.
Star Epsilon Inc.
Star Iota Inc.
Star Theta Inc.
Star Zeta Inc.
Star Bulk Management Inc.

Purchase Price

Pursuant to the Acquisition Agreements, Star Bulk will acquire the vessels in its initial fleet from TMT for an aggregate purchase price of $345,237,520, consisting of $224,500,000 in cash and 12,537,645 shares of Star Bulk’s common stock. Under the Master Agreement, Star Bulk has also agreed to issue to TMT or its nominated affiliates up to an additional 1,606,962 shares of common stock of Star Bulk, which we refer to as the Additional Stock, as follows: (i) 803,481 shares of Star Bulk’s common stock, no more than 10 business days following Star Bulk’s filing of its Annual Report on Form 20-F for the fiscal year ended December 31, 2007, if the gross revenue of Star Bulk and its consolidated subsidiaries which own the vessels exceeds 80% of Star Bulk’s forecasted annual consolidated revenue for such subsidiaries for the fiscal year commencing as of the effective time of the Redomiciliation Merger and ending on December 31, 2007, as will be agreed between Star Bulk and TMT prior to the effective time of the Redomiciliation Merger; and (ii) an additional 803,481 shares of Star Bulk’s common stock, no more than 10 business days following Star Bulk’s filing of its Annual Report on Form 20-F for the fiscal year ended December 31, 2008, if the gross revenue of Star Bulk and its consolidated subsidiaries owning the vessels exceeds 80% of the forecasted annual consolidated revenue for such subsidiaries as will be agreed between Star Bulk and TMT prior to the effective time of the Redomiciliation Merger.

On February 28, 2007, Star Bulk and TMT amended the Master Agreement to provide that Star Bulk’s forecasted annual consolidated revenue for the fiscal year commencing on the effective date of the Redomiciliation Merger and ending December 31, 2007 will be $40,000,000, assuming that the Redomiciliation Merger occurs on June 30, 2007, adjusted pro rata if the Redomiciliation Merger occurs after June 30, 2007, and $90,000,000 for the fiscal year ended December 31, 2008.

The Fleet

TMT is obligated to deliver each vessel not later than the completion of such vessel’s cargo discharge at the last port of the laden voyage following the Redomiciliation Merger. Star Maritime expects that all vessels in the initial fleet will be delivered to Star Bulk by TMT within 60 days following the Redomiciliation Merger. TMT had undertaken to procure the employment of six of the eight vessels under time charters with first class charterers, subject to such minimum terms and aggregate targeted daily time charter hire rates as provided in the table below and upon standard industry terms for employment of the vessels. Each time charter will be novated to the relevant Star Bulk-vessel-owning subsidiary upon delivery of the relevant vessel. TMT has also agreed to procure the time charters with third party charterers or, in the case of the Panamax vessel and, at its sole option, one of the Supramax vessels, with a TMT affiliate as charterer. If the aggregate target daily time charter hire rate is not achieved, TMT has agreed to pay Star Bulk the difference between the aggregate daily hire rate fixed by TMT for the vessels under the time charters and the agreed aggregate minimum daily time charter hire rate. Subsequent to the execution of the Master Agreement, Star Bulk entered into time charters with TMT for two of the six vessels in the initial fleet, the C Duckling (to be renamed the Star Gamma) and the Mommy Duckling (to be renamed the Star Iota). The charter rate for the Star Gamma will be $28,500 per day for a term of one year. The charter rate for the Star Iota will be $18,000 per day for a term of one year.

The table below provides summary information about Star Bulk’s fleet:

				Employment
Vessel	Type	Dwt	Year Built	Type/Term (1)	Daily Time Charter Hire Rate (1)
A Duckling	Capesize	175,075	1992	Time charter/3 years	$47,500
B Duckling	Capesize	174,691	1993	Spot(2)	N/A
C Duckling	Supramax	53,098	2002	Time charter/1 year(3)	$28,500
F Duckling	Supramax	52,434	2000	Time charter/2years	$25,800
G Duckling	Supramax	52,402	2001	Time charter/2years	$25,550
I Duckling	Supramax	52,994	2003	Time charter/1 year	$30,500
J Duckling	Supramax	52,425	2003	Spot(2)	N/A
Mommy Duckling	Panamax	78,585	1983	Time charter/1 year(3)	$18,000
Totals		691,704			$175,850

(1) Represents the actual daily time charter rates that TMT has procured subsequent to the date of the Master Agreement and the Supplemental Agreement.

(2) May operate in the spot charter market.

(3) Subsidiaries of Star Bulk have entered into time charters with TMT for these vessels.

If TMT is unable to deliver a vessel pursuant to the applicable MOA, Star Bulk and TMT have agreed to confer and cooperate to identify a replacement vessel and enter into a binding purchase agreement for such replacement vessel. If a binding purchase agreement for a replacement vessel is not entered into within 45 days from the required delivery date of the vessel being replaced, Star Bulk will have the right to terminate the MOA for the vessel being replaced. Star Bulk has agreed to pay TMT for the price difference in cash if the purchase price (based on prevailing market rates) of any replacement vessel will be higher than the portion of the purchase price allocated to the vessel being replaced. The payment will be made concurrently with the delivery of the replacement vessel. If the purchase price (based on prevailing market rates) of any replacement vessel is lower than the portion of the purchase price allocated to the vessel being replaced, Star Bulk will benefit from such price reduction. Star Bulk expects that the replacement vessel would be a drybulk carrier of the type being replaced (Capesize, Panamax or Supramax) or if another type of drybulk carrier, would be able to generate equivalent revenue.

Under each of the MOAs, TMT warrants that each vessel, at the time of its delivery, will be free of all encumbrances, mortgages and maritime liens or any other debts. TMT will indemnify Star Bulk against all claims made against each vessel incurred prior to delivery and Star Bulk will indemnify TMT against all claims made against each vessel incurred after delivery.

Star Gamma Inc., a wholly-owned subsidiary of Star Bulk, entered into a time charter agreement dated, February 23, 2007, with TMT for the C Duckling (to be renamed the Star Gamma). The charter rate for the Star Gamma will be $28,500 per day for a term of one year. Star Iota Inc., a wholly-owned subsidiary of Star Bulk, entered into a time charter agreement, dated February 26, 2007, with TMT for the Mommy Duckling (to be renamed the Star Iota). The charter rate for the Star Iota will be $18,000 per day for a term of one year. Each charter will commence as of the date the vessel is delivered to the purchaser. Pursuant to the Supplemental Agreement, these time charters will be null and void if the Redomiciliation Merger is not consummated.

TMT Lock-Up Period

The Master Agreement generally restricts TMT and its affiliates holding Star Bulk’s common stock issued to TMT as the Stock Consideration, without the prior written consent of Star Bulk, from directly or indirectly offering, selling, hedging or otherwise disposing of Star Bulk’s common stock and from engaging in certain other transactions relating to such securities for a period of 180 days commencing on the effective date of the Redomiciliation Merger.

Registration Rights

Under the Master Agreement, Star Bulk has agreed, with some limited exceptions, to include the shares of Star Bulk’s common stock comprising the stock consideration portion of the aggregate purchase price of the vessels in the initial fleet and the Additional Stock, which we collectively refer to as the Registrable Securities, in Star Bulk’s registration statement on Form F-1/F-4. In addition, Star Bulk has granted TMT (on behalf of itself or its affiliates that hold Registrable Securities) the right, under certain circumstances and subject to certain restrictions, including lock-up and market stand-off restrictions, to require Star Bulk to register the Registrable Securities under the Securities Act of 1933, as amended, in the future. Under the Master Agreement, TMT also has the right to require Star Bulk to make available shelf registration statements permitting sales of shares into the market from time to time over an extended period. In addition, TMT will have the ability to exercise certain piggyback registration rights 180 days following the effective date of the Redomiciliation Merger. All expenses relating to such registration will be borne by Star Bulk. Following the Redomiciliation Merger, TMT and/or its affiliates will own 12,537,645 shares of Star Bulk’s common stock entitled to these registration rights and TMT and/or its affiliates may own up to additional 1,606,962 shares of Star Bulk’s common stock entitled to these registration rights in the event that Star Bulk achieves certain revenue targets.

Director Nominees

Under the Master Agreement, TMT has the right to nominate, and Star Bulk and Star Maritime have agreed to cause the appointment and election of two members of the board of directors of Star Bulk, Mr. Nobu Su and Mr. Peter Espig, each of whom shall serve upon the effective time of the Redomiciliation Merger, until their successors have been duly elected and qualified. For so long as Mr. Nobu Su serves on the board of directors of Star Bulk, he will receive the title of non-executive Co-Chairman of Star Bulk.

Termination

The Master Agreement will terminate and be of no further force or effect in the event that the Redomiciliation Merger is not authorized and approved by the requisite vote of Star Maritime’s stockholders.

Expenses

Under the Master Agreement, each of Star Maritime, Star Bulk and TMT are responsible for its own expenses in connection with the preparation, negotiation, execution and delivery of the MOAs, the Supplemental Agreement and the Master Agreement; provided that, regardless of whether the Master Agreement or the transactions contemplated by the Master Agreement are terminated, Star Maritime will pay for or reimburse TMT for all reasonable fees and expenses of its legal counsel in connection with the preparation, negotiation, execution and delivery of the Acquisition Agreements up to $25,000. In addition, Star Bulk has agreed to pay all reasonable expenses (including legal fees and expenses) of TMT in connection with soliciting the stockholders of Star Maritime to vote in favor of, and approve, the Redomiciliation Merger.

Conditions to the Purchase of the Vessels

Conditions to Star Bulk’s and TMT’s obligations

The obligations of Star Bulk to purchase the vessels in the initial fleet and the obligations of TMT to sell the vessels are subject to certain conditions. We cannot complete the Redomiciliation Merger unless (i) the holders of at least a majority of our issued and outstanding shares entitled to vote at the special meeting vote in favor of the Redomiciliation Merger; (ii) holders of at least a majority of the shares of common stock issued in the Initial Public Offering and the Private Placement vote in favor of the Redomiciliation Merger, and (iii) holders of less than 6,600,000 shares of common stock, such number representing 33.0% of the 20,000,000 shares of common stock issued in the Initial Public Offering and the Private Placement, vote against the Redomiciliation Merger and exercise their redemption rights to have their shares redeemed for cash.

Conditions to Star Bulk’s obligations

The obligation of the Star Bulk to purchase the vessels from TMT is subject to the satisfaction or waiver of the following conditions:

•	due authorization, execution and delivery by TMT of the Master Agreement;

•	the representations and warranties of TMT contained in the Master Agreement must be true and correct;

•	TMT and each vessel selling subsidiary have performed all obligations requested of them under the Acquisition Agreements in all material aspects.

•
the performance of the transactions contemplated in the Master Agreement upon the terns and subject to the conditions set forth in the Master Agreement shall not, in the reasonable judgment of TMT, violate, and shall not subject TMT to any penalty or liability under, any law, rule or regulation binding upon TMT;

•
no legal or governmental action, suit or proceeding shall have been instituted or threatened before any court, administrative agency or tribunal, nor shall any order, judgment or decree have been issued or proposed to be issued by any court, administrative agency or tribunal, to set aside, restrain, enjoin or prevent the consummation of the Master Agreement of the transactions contemplated thereby; and

•	TMT and each vessel selling subsidiary have performed all obligations required of them under the Acquisition Agreements in all material respects.

Conditions to TMT’s obligations

The obligation of the TMT to sell the vessels in the initial fleet to Star Bulk is subject to the satisfaction or waiver of the following conditions:

•	due authorization, execution and delivery by Star Bulk of the Master Agreement;

•	the representations and warranties of Star Bulk contained in the Master Agreement must be true and correct;

•
the performance of the transactions contemplated in the Master Agreement upon the terms and subject to the conditions set forth in the Master Agreement shall not, in the reasonable judgment of Star Bulk, violate, and shall not subject Star Bulk, to any material penalty or liability under, any law, rule or regulation binding upon any of them;

•
no legal or governmental action, suit or proceeding shall have been instituted or threatened before any court, administrative agency or tribunal, nor shall any order, judgment or decree have been issued or proposed to be issued by any court, restrain, enjoin or prevent the consummation of the Master Agreement or the transactions contemplated thereby.

•	Star Maritime, Star Bulk or Star Bulk’s vessel purchasing nominees have performed all obligations required of them under the Acquisition Agreements in all material respects.

Engagement of Financial Advisors

Star Maritime entered into an agreement with Bongard Shipbrokers S.A., or Bongard, dated October 4, 2006, for purposes of engaging Bongard in connection with sourcing, developing contacts and making referrals for potential target businesses and providing evaluations of such potential target businesses. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $800,000 within thirty days of the closing of a business combination transaction. In the event that Star Maritime does not consummate a business combination transaction, no fees are payable to Bongard pursuant to the agreement.

Star Maritime entered into an agreement with Cantor Fitzgerald & Co., or CF&Co., dated December 20, 2006, for purposes of engaging CF&Co. as financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, CF & Co. was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business, negotiating agreements on behalf of and in conjunction with management and assisting management with the preparation of marketing and roadshow materials. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $1,250,000, plus expenses of up to $60,000, within thirty days of the closing of a business combination transaction if such transaction is consummated by December 31, 2007.

Star Maritime entered into an agreement with Maxim Group LLC, or Maxim, dated December 22, 2006, for purposes of engaging Maxim as co-lead financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, Maxim was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business and assisting in the preparation of terms sheets or letters of intent. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $800,000 for any business combination transaction consummated during the term of the agreement (or within six months of the termination date). The agreement terminates on October 31, 2007, unless terminated earlier by either Star Maritime or Maxim upon thirty days’ written notice, or extended by mutual agreement.

Item 1A. Risk Factors

Risks associated with our business

The following risks are associated with the Company’s current status as a blank check company. If the Business Combination is not consummated, the Company will continue to face these risks.

We are a development stage company with no operating history and, accordingly, you do not have any basis on which to evaluate our ability to achieve our business objective.

We were incorporated in May 13, 2005 and are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If third parties bring claims against us, the funds in the trust account could be reduced and the per-share liquidation price received by stockholders could be less than $10.00 per share.

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

Of the net proceeds of our Initial Public Offering, only approximately $363,172 was available to us outside the trust account to fund our working capital requirements. During the fiscal year ended December 31, 2006, we received distributions in the aggregate amount of $2,500,000 from the interest earned on the trust account to provide us with additional working capital to search for a target business and consummate a business combination. As of December 31, 2006, we received the maximum amount distributable to us under the terms of the Investment Management Trust Agreement. If we do not have sufficient funds available as working capital to complete a business combination, we would need to borrow funds from our insiders or others or be forced to liquidate.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the funds in our trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash up to 32.99% of the shares of common stock sold in the Initial Public Offering and the Private Placement in certain instances will limit the manner in which we can structure a business combination (i.e. we will not be able to undertake an all cash acquisition) and may reduce the resources available to us for such purpose, as well as for funding a target company’s business. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

Our officers and directors are entitled to demand that we register the resale of their 9,026,924 shares of common stock owned by them prior to the Initial Public Offering and the Private Placement at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before December 15, 2008. Furthermore, certain of our officers and directors are entitled to demand and “piggy-back” registration with respect to the 1,132,500 shares, 1,132,500 warrants and 1,132,500 shares underlying the warrants comprising the units purchased in the Private Placement at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If our officers and directors exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 10,159,424 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

Risks associated with the proposed Business Combination

The following are risks the Company may face in the event the Business Combination is consummated:

Star Bulk has no operating history and may not operate profitably in the future.

Star Bulk was formed December 13, 2006. Star Bulk has entered into agreements to acquire eight drybulk carriers and expects to take delivery of the vessels within sixty days following the effective date of the Redomiciliation Merger. However, Star Bulk has no operating history. Its financial statements do not provide a meaningful basis for you to evaluate its operations and ability to be profitable in the future. Star Bulk may not be profitable in the future.

Star Bulk’s senior executive officers and directors may not be able to organize and manage a publicly traded operating company.

Only one of Star Bulk’s senior executive officers or directors have previously organized and managed a publicly traded operating company, and Star Bulk’s senior executive officers and directors may not be successful in doing so. The demands of organizing and managing a publicly traded operating company are much greater as compared to a private or blank check company and some of Star Bulk’s senior executive officers and directors may not be able to meet those increased demands.

If any of the eight drybulk carriers in Star Bulk’s fleet are not delivered on time or delivered with significant defect, Star Bulk’s proposed business, results of operations and financial coalition could suffer.

Star Bulk has entered into separate memoranda of agreement with wholly-owned subsidiaries of TMT to acquire the eight drybulk carriers in its initial fleet. Star Bulk expects that the eight drybulk carriers will be delivered to it within sixty days following the effective date of the Redomiciliation Merger. A delay in the delivery of any of these vessels to Star Bulk or the failure of TMT to deliver a vessel at all could adversely affect Star Bulk’s business, results of operations and financial condition. The delivery of these vessels could be delayed or certain events may arise which could result in Star Bulk not taking delivery of a vessel, such as a total loss of a vessel, a constructive loss of a vessel, or substantial damage to a vessel prior to delivery. in addition, the delivery of any of these vessels with substantial defects could have similar consequences.

If Star Bulk fails to manage its planned growth properly, it may not be able to successfully expand its fleet.

Star Bulk intends to continue to expand its fleet. Star Bulk’s growth will depend on:

•	locating and acquiring suitable vessels;

•	identifying and consummating acquisitions or joint ventures;

•	integrating any acquired vessels successfully with its existing operations;

•	enhancing its customer base;

•	managing its expansion; and

•	obtaining required financing.

Growing any business by acquisition presents numerous risks such as undisclosed liabilities and obligations, difficulty experienced in obtaining additional qualified personnel and managing relationships with customers and suppliers and integrating newly acquired operations into existing infrastructures. Star Bulk may not be successful in executing its growth plans and may incur significant expenses and losses.

Star Bulk’s loan agreements may contain restrictive covenants that may limit its liquidity and corporate activities.

The new senior secured credit facility that Star Bulk expects to enter into and any future loan agreements may impose operating and financial restrictions on it. These restrictions may limit its ability to:

•	incur additional indebtedness;

•	create liens on its assets;

•	sell capital stock of its subsidiaries;

•	make investments;

•	engage in mergers or acquisitions;

•	pay dividends;

•	make capital expenditures;

•	change the management of its vessels or terminate or materially amend the management agreement relating to each vessel; and

•	sell its vessels.

Therefore, Star Bulk may need to seek permission from its lenders in order to engage in some important corporate actions. The lenders’ interests may be different from those of Star Bulk, and Star Bulk cannot guarantee that it will be able to obtain the lenders’ permission when needed. This may prevent Star Bulk from taking actions that are in its best interest.

Servicing future debt would limit funds available for other purposes.

Star Bulk expects to incur up to $40,000,000 of indebtedness in connection with the purchase of the vessels in the initial fleet and may also incur additional secured debt to finance the acquisition of additional vessels. Star Bulk may also incur up to an additional $70,000,000 of indebtedness to replace funds from our Trust Account that have been utilized to cover the cost of redeeming stockholders of Star Maritime. Star Bulk may be required dedicate a portion of its cash flow from operations to pay the principal and interest on its debt. These payments limit funds otherwise available for working capital expenditures and other purposes, including payment of dividends. If Star Bulk is unable to service its debt, it could have a material adverse effect on Star Bulk’s financial condition and results of operations.

Star Bulk’s ability to obtain additional debt financing may be dependent on the performance and the creditworthiness of it’s charterers.

The actual or perceived credit quality of Star Bulk’s future charterers, and any defaults by them, may materially affect its ability to obtain the additional debt financing that Star Bulk may require to purchase additional vessels or may significantly increase its costs of obtaining such financing. Star Bulk’s inability to obtain additional financing at all or at a higher than anticipated cost may materially affect its results of operations and its ability to implement its business strategy.

In the highly competitive international drybulk shipping industry, Star Bulk may not be able to compete for charters with new entrants or established companies with greater resources.

Star Bulk will employ its vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than Star Bulk. Competition for the transportation of drybulk cargoes can be intense and depends on price, location, size, age, condition and the acceptability of the vessel and its managers to the charterers. Due in part to the highly fragmented market, competitors with greater resources could operate larger fleets through consolidations or acquisitions that may be able to offer better prices and fleets.

Star Bulk may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively affect the effectiveness of its management and its results of operations.

Star Bulk’s success will depend to a significant extent upon the abilities and efforts of its management team. Star Bulk has only two employees, its Chief Executive Officer and Chief Financial Officer. Star Bulk’s wholly-owned subsidiary, Star Bulk Management Inc., plans to hire additional employees following the Redomiciliation Merger to perform the day to day management of the vessels in the initial fleet. Star Bulk Management does not currently have ally employees. Star Bulk’s success will depend upon its ability to retain key members of its management team and the ability of Star Bulk Management to recruit and hire suitable employees. The loss of any of these individuals could adversely affect Star Bulk’s business prospects and financial condition. Difficulty in hiring and retaining personnel could adversely affect Star Bulk’s results of operations. Star Bulk does not intend to maintain “key man” life insurance on ally of its officers.

As Star Bulk commences its business, it will need to implement its operations and financial systems and hire new vessel shift if it cannot implement these systems or recruit suitable employees, its performance may be adversely affected

Star Bulk’s operating and financial systems may not be adequate as it commences operations, and its attempts to implement those systems may be ineffective. In addition, as Star Bulk expands its fleet, it will have to rely on its wholly-owned subsidiary, Star Bulk Management Inc., to recruit suitable additional seafarers and shoreside administrative and management personnel. Star Bulk cannot assure you that Star Bulk Management will be able to continue to hire suitable employees as Star Bulk expands its fleet. If Star Bulk Management’s unaffiliated crewing agent encounters business or financial difficulties, Star Bulk may not be able to adequately staff its vessels. If Star Bulk is unable to operate its financial and operations systems effectively or to recruit suitable employees, its performance may be materially adversely affected.

Risks involved with operating ocean going vessels could affect Star Bulk’s business and reputation, which would adversely affect its revenues.

The operation of an ocean-going vessel carries inherent risks. These risks include the possibility of:

•	crew strikes and/or boycotts;

•	marine disaster;

•	piracy;

•	environmental accidents;

•	cargo and property losses or damage; and

•	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries or adverse weather conditions.
Any of these circumstances or events could increase Star Bulk’s costs or lower its revenues.

Star Bulk’s vessels may suffer damage and it may face unexpected drydocking costs, which could affect its cash flow and financial condition.

If Star Bulk’s vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. Star Bulk may have to pay drydocking costs that its insurance does not cover. The loss of earnings while these vessels are being repaired and reconditioned, as well as the actual cost of these repairs, would decrease its earnings.

Purchasing and operating secondhand vessels may result in increased operating costs and vessel off-hire, which could adversely affect Star Bulk’s earnings.

Star Bulk’s inspection of secondhand vessels prior to purchase does not provide it with the same knowledge about their condition and cost of any required (or anticipated) repairs that it would have had if these vessels had been built for and operated exclusively by Star Bulk. Generally, Star Bulk will not receive the benefit of warranties on secondhand vessels.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to Star Bulk’s vessels and may restrict the type of activities in which the vessels may engage. Star Bulk cannot assure you that, as Star Bulk’s vessels age, market conditions will justify those expenditures or enable it to operate its vessels profitably during the remainder of their useful lives.

Star Bulk’s worldwide operations will expose it to global risks that may interfere with the operation of its vessels.

Star Bulk is expected to primarily conduct its operations worldwide. Changing economic, political and governmental conditions in the countries where Star Bulk is engaged in business or where Star Bulk’s vessels are registered will affect Star Bulk’s operations. In the past, political conflicts, particularly in the Arabian Gulf, resulted in attacks on vessels, mining of waterways and other efforts to disrupt shipping in the area. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. The likelihood of future acts of terrorism may increase, and Star Bulk’s vessels may face higher risks of being attacked. In addition, future hostilities or other political instability in regions where Star Bulk’s vessels trade could have a material adverse effect on its trade patterns and adversely affect its operations and performance.

Star Bulk may not have adequate insurance to compensate it if it loses its vessels.

Star Bulk is expected to procure hull and machinery insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance coverage and war risk insurance for its fleet. Star Bulk does not expect to maintain for all of its vessels insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. Star Bulk may not be adequately insured against all risks. Star Bulk may not be able to obtain adequate insurance coverage for its fleet in the future. The insurers may not pay particular claims. Star Bulk’s insurance policies may contain deductibles for which it will be responsible and limitations and exclusions which may increase its costs or lower its revenue. Moreover, Star Bulk cannot assure that the insurers will not default on any claims they are required to pay. If Star Bulk’s insurance is not enough to cover claims that may arise, the deficiency may have a material adverse effect on Star Bulk’s financial condition and results of operations.

Star Bulk is incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law.

Star Bulk’s corporate affairs are governed by its Articles of Incorporation and By-laws and by the Marshall Islands Business Corporations Act or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Because Star Bulk is incorporated under the haws of the Marshall Islands, it may be difficult to serve Star Bulk with legal process or enforce judgments against Star Bulk, its directors or its management

Star Bulk is incorporated under the laws of the Republic of the Marshall Islands, and all of its assets are located outside of the United States. Star Bulk’s business will be operated primarily from its offices in Athens, Greece. In addition, Star Bulk’s directors and officers generally are or will be non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against Star Bulk or against these individuals in the United States if you believe that your rights have been infringed under securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Marshall Islands and of other jurisdictions may prevent or restrict you from enforcing a judgment against Star Bulk’s assets or the assets of its directors and officers. For more information regarding the relevant laws of the Marshall Islands, please read “Enforceability of Civil Liabilities.”

There is a risk that Star Bulk could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Redomiciliation Merger

Section 7874(b) of the U.S. Internal Revenue Code, or the Code, provides that, unless certain requirements are satisfied, a corporation organized outside the United States which acquires substantially all of the assets of a corporation organized in the United States will be treated as a U.S. domestic corporation for U.S. federal income tax purposes if shareholders of the U.S. corporation whose assets are being acquired own at least 80 percent of the non-U.S. acquiring corporation after the acquisition. If Section 7874(b) of the Code were to apply to Star Maritime and the Redomiciliation Merger, then, among other consequences, Star Bulk, as the surviving entity of the Redomiciliation Merger, would be subject to U.S. federal income tax as a U.S. domestic corporation on its worldwide income after the Redomiciliation Merger. The Redomiciliation Merger has been structured so that upon completion of the Redomiciliation Merger and the concurrent issuance of stock to TMT is under the Acquisition Agreements, the stockholders of Star Maritime will own less than 80% of Star Bulk and therefore, Star Bulk should not be subject to Section 7874(b) of the Code after the Redomiciliation Merger. However, Star Maritime has not sought a ruling from the U.S. Internal Revenue Service, or the IRS, on this point. Therefore, there is no assurance that the IRS would not seek to assert that Star Bulk is subject to U.S. federal income tax on its worldwide income after the Redomiciliation Merger although Star Maritime believes that such an assertion should not be successful.

Star Bulk may have to pay tax on United States source income, which would reduce its earnings.

Under the Code, 50% of the gross shipping income of a vessel owning or chartering corporation, such as Star Bulk and its subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income and such income is subject to a 4% U.S. federal income tax without allowance for deduction, unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury regulations promulgated thereunder.

Star Bulk expects that it and each of its subsidiaries will qualify for this statutory tax exemption and Star Bulk will take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause Star Bulk to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on Star Bulk’s U.S. source income.

If Star Bulk or its subsidiaries are not entitled to this exemption under Section 883 for any taxable year, Star Bulk or its subsidiaries would be subject for those years to a 4% U.S. federal income tax on its U.S.-source shipping income. The imposition of this taxation could have a negative effect on Star Bulk’s business and would result in decreased earnings.

US. tax authorities could treat Star Bulk as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to US. holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (I) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC may be subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on Star Bulk’s proposed method of operation, Star Bulk does not believe that it will be a PFIC with respect to any taxable year. In this regard, Star Bulk intends to treat the gross income it will derive or will be deemed to derive from its time chartering activities as services income, rather than rental income. Accordingly, Star Bulk believes that its income from its time chartering activities will not constitute “passive income,” and the assets that it will own and operate in connection with the production of that income will not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing Star Bulk’s proposed method of operation. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that Star Bulk is a PFIC. Moreover, no assurance can be given that Star Bulk would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of its operations.

If the IRS were to find that Star Bulk is or has been a PFIC for any taxable year, its U.S. shareholders will face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders), such shareholders would be liable to pay U.S. federal income tax at the then highest income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of Star Bulk’s common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of Star Bulk’s common shares.

Star Bulk cannot assure you that it will pay dividends.

Star Bulk’s intention is to pay quarterly dividends. However, Star Bulk may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Star Bulk’s loan agreements, including the credit facility agreement that Star Bulk expects to enter into, may also prohibit or restrict the declaration and payment of dividends under some circumstances.

In addition, the declaration and payment of dividends will be subject at all times to the discretion of Star Bulk’s board of directors. The timing and amount of dividends will depend on Star Bulk’s earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in its loan agreements, the provisions of Marshall Islands law affecting the payment of dividends and other factors. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent upon the payment of such dividends, or if there is no surplus, dividends may be declared or paid out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. Star Bulk may not pay dividends in the anticipated amounts and frequency set forth in this joint proxy statement/prospectus or at all.

Star Bulk is a holding company, and will depend on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or to make dividend payments.

Star Bulk is a holding company and its subsidiaries, all of which are, or upon their formation will be, wholly-owned by it either directly or indirectly, will conduct all of Star Bulk’s operations and own all of Star Bulk’s operating assets. Star Bulk will have no significant assets other than the equity interests in its wholly-owned subsidiaries. As a result, Star Bulk’s ability to make dividend payments depends on its subsidiaries and their ability to distribute funds to Star Bulk. If Star Bulk is unable to obtain funds from its subsidiaries, Star Bulk’s board of directors may exercise its discretion not to pay dividends.

Servicing future debt would limit funds available for other purposes, such as the payment of dividends.

To finance future fleet expansion, Star Bulk expects to incur secured debt. Star Bulk must dedicate a portion of its cash flow from operations to pay the principal and interest on its debt. These payments limit funds otherwise available for working capital, capital expenditures and other purposes. Star Bulk’s need to service its debt may limit funds available for other purposes, including distributing cash to shareholders, and Star Bulk’s inability to service debt could lead to acceleration of Star Bulk’s debt and foreclosure on its fleet.

Star Bulk may be unable to procure financing arrangements which may affect its ability to purchase the vessels in the initial fleet

Star Bulk has entered into agreements to acquire the eight drybulk carriers in the initial fleet for an aggregate purchase price of $345,237,520, consisting of $224,500,000 in cash and 12,537,645 shares of common stock of Star Bulk. Star Bulk will fund the cash consideration portion of the aggregate purchase price with funds deposited in the Trust Account that are not utilized to pay our stockholders who have exercised their right to redeem their shares and approximately $40,000,000 in borrowings under a new senior secured credit facility. If Star Bulk is unable to procure financing arrangements prior to the effective date of the Redomiciliation Merger, Star Bulk may not be able to complete the purchase of the all eight drybulk carriers.

Star Bulk may not he able to borrow amounts under its’ credit. facility which may affect its ability to purchase the vessels in the initial fleet.

Star Bulk’s ability to borrow amounts under its credit facility to acquire the initial fleet from TMT will be subject to the satisfaction of customary conditions precedent and compliance with terms and conditions included in the loan documents, at the discretion of the bank; also, to circumstances that may be beyond its control such as world events, economic conditions, the financial standing of the bank or its willingness to lend to shipping companies such as Star Bulk. Prior to each drawdown, Star Bulk will be required, among other things, to provide the lender with acceptable valuations of the vessels in its fleet confirming that they are sufficient to satisfy minimum security requirements. To the extent that Star Bulk is not able to satisfy these requirements, including as a result of a decline in the value of its vessels, Star Bulk may not be able to draw down the full amount under its credit facility without obtaining a waiver or consent from the lender. Star Bulk will also not be permitted to borrow amounts under the facility if it experiences a change of control.

The assumptions underlying Star Bulk’s “forecasted cash available for dividends, reserves and extraordinary expenses are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause actual results’ to differ materially from those forecasted.

Star Bulk’s financial forecast has been prepared by the management of Star Bulk and Star Bulk has not received an opinion or report on it from any independent registered public accounting firm and the forecast has not been prepared in accordance with generally accepted accounting principles. The assumptions underlying the forecast are inherently uncertain and are subject to significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted. If Star Bulk does not achieve the forecasted results, Star Bulk may not be able to operate profitably, successfully implement our business strategy to expand its fleet or pay dividends to its shareholders in which event the market price of Star Bulk’s common shares may decline materially.

If the Redomiciliation Merger is completed, the warrants issued in the Initial Public Offering, which will he assumed by Star Bulk, become exercisable and you may experience dilution.

Under the terms of the warrants issued in the Initial Public Offering, the warrants become exercisable upon the completion of a business combination transaction. If the Redomiciliation Merger is approved, we expect to complete the Redomiciliation Merger during the third quarter of 2007. We have 20,000,000 warrants to purchase common stock issued and outstanding at an exercise price of $8.00 per common share. Our warrants will become exercisable upon the effective date of the Redomiciliation Merger and as a result, you may experience dilution.

Registration rights held by our stockholders who purchased shares prior to the Initial Public Offering may have an adverse effect on the market price of Star Bulk’s common stock.

Our initial stockholders who purchased common stock prior to the Initial Public Offering are entitled to demand that Star Bulk register the resale of their shares at any time after they are released from escrow which, except in limited circumstances, will not be before December 21, 2008. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 9,026,924 shares of common stock eligible for trading in the public market. In addition, the stockholders who purchased their shares in our Private Placement are entitled to demand the registration of the securities underlying the 1,132,500 units they purchased in the Private Placement at any time into a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If all of these stockholders exercise their registration rights with respect to all of their shares of common stock, there will be an additional 10,159,424 shares of common stock eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of Star Bulk’s common stock.

If Star Bulk is unable to receive a listing of its securities on the Nasdaq Global Market, it may be more difficult for stockholders to sell their securities.

Star Bulk is applying for listing of its common stock on the Nasdaq Global Market upon consummation of the Redomiciliation Merger. If they are not so listed, then it may be more difficult for stockholders to sell their securities.

Our directors and executive officers have interests in the Redomiciliation Merger that are different from yours.

In considering the recommendation of our directors to vote to approve the Redomiciliation Merger, you should be aware that they have agreements or arrangements that provide them with interests in the Redomiciliation Merger that differ from, or are in addition to, those of our stockholders generally. Our original stockholders, including our directors, are not entitled to receive any of the Initial Public Offering proceeds distributed upon liquidation of the trust account. Therefore, if the Redomiciliation Merger is not approved, the shares held by our initial stockholders will in all probability be worthless. The personal and financial interests of the members of our Board of Directors and executive officers may have influenced their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We will dissolve and liquidate if we do not consummate the Redomiciliation Merger, or another business combination, in which event our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them

If we do not consummate the Redomiciliation Merger or another business combination by December 21, 2007, then, pursuant to Article SIXTH of our Third Amended and Restated Certificate of Incorporation, our officers must take all actions necessary in accordance with the Delaware General Corporation Law to dissolve and liquidate the Company within 60 days of that date. Therefore, we will dissolve and liquidate the trust account to our public stockholders if we do not complete the Redomiciliation Merger, or another business combination, by December 21, 2007.

Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders of a corporation may be held liable for claims by third parties against the corporation to the extent of distributions received by them in a dissolution of the corporation. If a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the Trust Account to its public stockholders as part of a plan of dissolution and liquidation, it does not intend to comply with those procedures. In the event that our directors recommend, and the stockholders approve, a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds from the trust account could be liable for claims made by creditors to the extent of distributions received by them. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution, and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure its stockholders that third parties will not seek to recover from our stockholders amounts owed to them by us.

The procedures we must follow under Delaware law if we dissolve and liquidate may result in substantial delays in the liquidation of the trust account to our public stockholders as part of our plan of dissolution and distribution.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation value receivable by our public stockholders from the trust account as part of our plan of dissolution and liquidation will be less than $10.00 per share.

Placing the proceeds of the Initial Public Offering and the Private Placement in trust may not protect those funds from third party claims against it. Although we will seek to have most, if not all, significant creditors agree to arrangements that will involve them waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will agree to such arrangements, or even if they do that they would be prevented from bringing claims against the trust account including, but not limited to, claims alleging fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation value receivable by our public stockholders could be less than the $10.00 per share held in the trust account, plus interest (net of any taxes due on such interest), due to claims of such creditors.

In the event that our board recommends and our stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the trust account as part of the liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in the trust account may be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Our stockholders could also be required to return any distributions received by them in a dissolution as a preference or under other avoidance or recovery theories under applicable bankruptcy law. To the extent any bankruptcy claims deplete the trust account, we cannot assure its public stockholders that we will be able to return the liquidation amounts due them.

If the Redomiciliation Merger or another business combination is not approved by our stockholders by December 21, 2007, then the funds in the trust account may only be distributed upon our dissolution.

If the Redomiciliation Merger or another business combination is not approved by our stockholders by December 21, 2007, then the funds held in the trust account may not be distributed except upon our dissolution. Unless and until stockholder approval to dissolve the Company is obtained from our stockholders, the funds held in the trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve the dissolution in order to receive the funds held in the trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of the trust account to our public stockholders as part of our plan of dissolution and distribution.

If we do not consummate the Redomciliation Merger or another business combination, and dissolves, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to December 21, 2007 would proceed in approximately the following manner:

•
Our directors would, consistent with Delaware law and the obligations described in our Third Amended and Restated Certificate of Incorporation to dissolve, prior to the passing of the December 21, 2007 deadline, convene and adopt a specific plan of dissolution and liquidation, which we would then vote to recommend to our stockholders; at such time we would also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file a preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we would mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we would convene a meeting of stockholders, at which they would either approve or reject the plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we would receive their comments approximately 30 days following the passing of such deadline. We would mail the proxy statements to stockholders following the conclusion of the comment and review process (the length of which cannot be predicted with any certainty, and which may be substantial) and we would convene a meeting of our stockholders at which they would either approve or reject the plan of dissolution and liquidation.

Pursuant to the terms of our Third Amended and Restated Certificate of Incorporation, our powers following the expiration of the permitted time periods for consummating a business combination would automatically thereafter be limited to acts and activities relating to dissolving and winding up affairs, including liquidation. The funds held in the trust account may not be distributed except upon dissolution and, unless and until such approval is obtained from stockholders, the funds held in the trust account would not be released. Consequently, holders of a majority of our outstanding stock must approve the dissolution in order to receive the funds held in the trust account and the funds would not be available for any other corporate purpose.

The procedures required for us to liquidate under the Delaware law, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of the trust account to our public stockholders as part of the plan of dissolution and liquidation.

Industry Risk Factors Relating to Star Bulk

The drybulk shipping industry is cyclical and volatile, and this may lead to reductions and volatility of charter rates, vessel values and results of operations.

The degree of charter hire rate volatility among different types of drybulk carriers has varied widely. If Star Bulk enters into a charter when charter hire rates are low, its revenues and earnings will be adversely affected. In addition, a decline in charter hire rates likely will cause the value of the vessels that Star Bulk will own, to decline. Star Bulk cannot assure you that we will be able to successfully charter its vessels in the future at rates sufficient to allow it to operate its business profitably or meet its obligations The factors affecting the supply and demand for drybulk carriers are outside of Star Bulk’s control and are unpredictable. The nature, timing, direction and degree of changes in drybulk shipping market conditions are also unpredictable.

Factors that influence demand for seaborne transportation of cargo include:

•	demand for and production of drybulk products;

•	the distance cargo is to be moved by sea;

•	global and regional economic and political conditions;

•	environmental and other regulatory developments; and

•
changes in seaborne and other transportation patterns, including changes in the distances over which cargo is transported due to geographic changes in where commodities are produced and cargoes are used.

The factors that influence the supply of vessel capacity include:

•	the number of new building deliveries;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	price of steel;

•	number of vessels that are out of service;

•	changes in environmental and other regulations that may limit the useful life of vessels; and

•	port or canal congestion.

Star Bulk anticipates that the future demand for its vessels will be dependent upon continued economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the world’s drybulk carrier fleet and the sources and supply of cargo to be transported by sea. If the global vessel capacity increases in the drybulk shipping market, but the demand for vessel capacity in this market does not increase or increases at a slower rate, the charter rates could materially decline. Adverse economic, political, social or other developments could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

Charter rates in the drybulk shipping market are at historically high levels and future growth will depend on continued economic growth in he world economy that exceeds growth in vessel capacity.

Charter rates for the drybulk carriers recently have been at historically high levels. Star Bulk anticipates that future demand for its vessels, and in turn future charter rates, will be dependent upon continued economic growth in the world’s economy, particularly in China and India, as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet. According to Drewry Shipping Consultants Limited, or Drewry, the world’s drybulk carrier fleet is expected to increase in 2007 as a result of substantial scheduled deliveries of newly constructed vessels and low forecasts for scrapping of existing vessels. Continued economic growth in the world economy that exceeds growth in vessel capacity will be necessary to sustain current charter rates. There can be no assurance that economic growth will not decline or that vessel scrapping will occur at an even lower rate than forecasted. A decline in charter rates could have a material adverse effect on Star Bulk’s business, financial condition and results of operations.

An economic slowdown in the Asia Pacific region could have a material adverse effect on Star Bulk’s business,. financial position and results of operations

A significant number of the port calls made by Star Bulk’s vessels may involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, but particularly in China or India, may have an adverse effect on Star Bulk’s future business, financial position and results of operations, as well as its future prospects. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. Star Bulk cannot assure you that such growth will be sustained or that the Chinese economy will not experience contraction in the future. Moreover, any slowdown in the economies of the United States, the European Union or certain Asian countries may adversely effect economic growth in China and elsewhere. Star Bulk’s business, financial position and results of operations, as well as its future prospects, will likely be materially and adversely affected by an economic downturn in any of these countries.

Star Bulk may become dependent on spot charters in the volatile shipping markets.

Star Bulk may employ one or more of its vessels on spot charters, including when time charters on vessels expire. The spot charter market is highly competitive and rates within this market are subject to volatile fluctuations, while longer-term period time charters provide income at pre-determined rates over more extended periods of time. If Star Bulk decides to spot charter its vessels, there can be no assurance that Star Bulk will be successful in keeping all its vessels fully employed in these short-tern markets or that future spot rates will be sufficient to enable its vessels to be operated profitably. A significant decrease in charter rates could affect the value of Star Bulk’s fleet and could adversely affect its profitability and cash flows with the result that its ability to pay debt service to its lenders and dividends to its shareholders could be impaired.

Star Bulk’s operating results will be subject to seasonal. fluctuations, which could affect its operating results and the amount of available cash with which Star Bulk can pay dividends.

Star Bulk will operate its vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter to quarter volatility in its operating results, which could affect the amount of dividends that Star Bulk pays to its shareholders from quarter to quarter. The drybulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, revenues of drybulk carrier operators in general have historically been weaker during the fiscal quarters ended June 30 and September 30, and, conversely, been stronger in fiscal quarters ended December 31 and March 31. This seasonality may materially affect Star Bulk’s operating results and cash available for dividends.

Star Bulk will he subject to regulation and liability under environmental laws that could require significant expenditures and effect its cash flows and net income.

Star Bulk’s business and the operation of its vessels will be materially affected by government regulation in the form a of international conventions, national, state and local laws and regulations in force in the jurisdictions in which its vessels operate, as well as in the country or countries of their registration. Because such conventions, laws, and regulations are often revised, Star Bulk cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of its vessels. Additional conventions, laws and regulations may be adopted which could limit Star Bulk’s ability to do business or increase the cost of its doing business and which may materially and adversely affect its operations. Star Bulk will be required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations.

The operation of Star Bulk’s vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of Star Bulk’s vessels will be ISM code-certified but we cannot assure that such certificate will be maintained indefinitely.

Star Bulk expects to maintain, for each of its vessels, pollution liability coverage insurance in the amount of $1 billion per incident. If the damages from a catastrophic incident exceeded Star Bulk’s insurance coverage, it could have a material adverse effect on Star Bulk’s financial condition and results of operations.

The operation of drybulk carriers has particular operational risks which could affect our earnings and cash flow.

The operation of certain ship types, such as drybulk carriers, has certain particular risks. With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach while at sea. Null breaches in drybulk carriers may lead to the flooding of the vessels’ holds. If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to the loss of a vessel. If Star Bulk is unable to adequately maintain its vessels, it may be unable to prevent these events. Any of these circumstances or events could negatively impact Star Bulk’s business, financial condition, results of operations and ability to pay dividends. In addition, the loss of any of its vessels could harm Star Bulk’s reputation as a safe and reliable vessel owner and operator.

If any of Star Bulk’s vessels fails to maintain its class certification and/or fails any annual survey, intermediate survey, drydocking or special survey, it could have a material adverse impact on Star Bulk’s financial condition and results of operations.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention or SOLAS. Star Bulk’s vessels are expected to be classed with one or more classification societies that are members of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys, drydockings and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Star Bulk’s vessels are expected to be on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel will also be required to be drydocked every two to three years for inspection of the underwater parts of such vessel.

If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey; the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on Star Bulk’s financial condition and results of operations.

Maritime claimants could arrest Star Bulk’s vessels, which could interrupt its cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by arresting a vessel through foreclosure proceedings. The arresting or attachment of one or more of Star Bulk’s vessels could interrupt its cash flow and require it to pay large sums of funds to have the arrest lifted which would have a material adverse effect on Star Bulk’s financial condition and results of operations. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one of Star Bulk’s vessels for claims relating to another of its vessels.

Governments could requisition Star Bulk’s vessels during a period of war or emergency, resulting in loss of earnings.

A government could requisition for title or seize Star Bulk’s vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Also, a government could requisition Star Bulk’s vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of Star Bulk’s vessels could have a material adverse effect on Star Bulk’s financial condition and results of operations.

World events outside Star Bulk’s control may negatively affect its operations and financial condition.

Terrorist attacks such as the attacks on the United States on September II, 2001, the bombings in Spain on March 11, 2004 and in London on July 7, 2005, and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets and may affect Star Bulk’s business, results of operations and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also have a material adverse effect on Star Bulk’s ability to obtain additional financing on terms acceptable to it or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Terrorist attacks may also negatively affect Star Bulk’s operations and financial condition and directly impact its vessels or its customers. Future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world. Any of these occurrences could have a material adverse impact on Star Bulk’s financial condition and costs.

Risks Factors Relating to the Redomiciliation Merger

There may not be an active market for Star Bulk’s common stock or warrants, which may cause its common stock or warrants to trade at a discount and make it difficult to sell your common stock or warrants.

Prior to the Redomiciliation Merger, there has been no public market for Star Bulk’s common stock or warrants. Star Bulk cannot assure you that an active trading market for Star Bulk’s common stock or warrants will develop or be sustained after the Redomiciliation Merger or that the price of Star Bulk’s common stock or warrants in the public market will reflect its actual financial performance.

The price of Star Bulk’s shares after the Redomiciliation Merger may be volatile.

The price of Star Bulk’s shares after the Redomiciliation Merger may be volatile, and may fluctuate due to factors such as:

•	actual or anticipated fluctuations in quarterly and annual results;

•	limited operating history;

•	mergers and strategic alliances in the shipping industry;

•	market conditions in the industry;

•	changes in government regulation;

•	fluctuations in Star Bulk’s quarterly revenues and earnings and those of its publicly held competitors;

•	shortfalls in Star Bulk’s operating results from levels forecasted by securities analysts;

•	announcements concerning Star Bulk or its competitors; and

•	the general state of the securities markets.

The international drybulk shipping industry has been highly unpredictable and volatile. The market for common shares in this industry may be equally volatile.

Star Bulk may choose to redeem its outstanding warrants at a time that is disadvantageous to warrant holders.

Star Bulk may redeem the warrants issued as a part of the units in the Initial Public Offering that will be assumed by Star Bulk in the Redomiciliation Merger at any time after the warrants become exercisable, in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Redemption of the warrants could force the warrant holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) sell the warrants at the then-current market price when they might otherwise wish to hold them, or (iii) accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

We expect to incur significant costs associated with the Redomiciliation Merger, whether or not the Redomiciliation Merger is completed and the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes.

We expect to incur significant costs associated with the Redomiciliation Merger, whether or not the Redomiciliation Merger is completed. The incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes, including distribution upon a liquidation.

As a result of the Redomiciliation Merger, Star Bulk stockholders will he solely dependent on a single business.

As a result of the Redomiciliation Merger, Star Bulk stockholders will be solely dependent upon the performance of Star Bulk and its drybulk shipping business. Star Bulk will be subject to a number of risks that relate generally to the shipping industry and other risks that specifically relate to Star Bulk.

We may waive one or more of the conditions to the Redomiciliation Merger without resoliciting stockholder approval for the Redomiciliation Merger.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Redomiciliation Merger, to the extent permitted by applicable laws. Our board of directors will evaluate the materiality of any waiver to determine whether amendment of joint proxy statement/prospectus to be filed with the SEC and resolicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant resolicitation of stockholders, we have the discretion to complete the Redomiciliation Merger without seeking further stockholder approval.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

From January 1, 2006 through December 1, 2006, we maintained our executive offices c/o Schwartz & Weiss, P.C. at 457 Madison Avenue, New York, New York 10022. The cost for this space and other additional services provided by the law firm of Schwartz & Weiss, P.C. was $7,500 per month. On December 19, 2006, we entered into a sublease with Blue Diamond Realty, LLC, a Delaware limited liability company. Effective as of December 1, 2006, Blue Diamond Realty LLC agreed to sublet offices to the Company located at 103 Foulk Road, Wilmington, Delaware, and provide the Company with such office space and equipment, including a conference room, as well as administrative support necessary for the Company’s business. The sublease is for thirteen months effective December 1, 2006 through December 31, 2007, with an automatic renewal each year for an additional one year period, unless either party gives the other party at least 90 days written notice of its intent to terminate the Agreement. The annual base rent and administrative services fees for this space is $4,000 payable on January 1 each year. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s units began trading on the American Stock Exchange under the symbols “SEAU,” on December 16, 2005, and the Company’s common stock and warrants began trading on AMEX under the “SEA” and “SEAW,” respectively, on February 27, 2006. Effective on February 27, 2006, the Company’s Common Stock and Warrant began to trade separately and the Units ceased trading. The following table sets forth the high and low sales information for the Company’s securities from the commencement of trading through December 31, 2005, and for the fiscal year ended December 31, 2006, based upon information supplied by AMEX.

	Units		Warrants		Common Stock
2005	High	Low	High	Low	High	Low
First Quarter*	N/A	N/A	N/A	N/A	N/A	N/A
Second Quarter*	N/A	N/A	N/A	N/A	N/A	N/A
Third Quarter*	N/A	N/A	N/A	N/A	N/A	N/A
Fourth Quarter* (October 1 to December 15)	N/A	N/A	N/A	N/A	N/A	N/A
Fourth Quarter (December16 to December 31)	$10.00	$9.82	N/A	N/A	N/A	N/A

* No amounts are included as none of our securities commenced trading on AMEX prior to December 16, 2005.

	Units*		Warrants				Common Stock
2006	High	Low	High		Low		High		Low
First Quarter (January 1 to February 26)	$10.25	$9.84	$	N/A	$	N/A	$	N/A	$	N/A
First Quarter (February 27 to March 31)	N/A	N/A		1.25		0.87		9.92		9.62
Second Quarter	N/A	N/A		1.20		0.87		10.16		9.47
Third Quarter	N/A	N/A		1.06		0.70		9.74		9.45
Fourth Quarter	N/A	N/A		0.84		0.55		9.90		9.60

* Units ceased trading on February 27, 2006 and the Common Stock and Warrants began trading separately.

	Warrants		Common Stock
2007	High	Low	High	Low
First Quarter (January 1 to March 9)*	$1.72	$0.72	$10.02	$9.86

* The last full trading day prior to the announcement of a proposal for a business combination involving Star Bulk.

Number of Holders of Common Stock and Warrants.

On March 12, 2007, there were 9 holders of record of our Common Stock and 5 holders of record of our Warrants which does not include individual participants in security position listings that hold their securities in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2006. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds

On December 21, 2005, we consummated our Initial Public Offering of 18,867,500 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $188,675,000. Maxim Group LLC acted as lead underwriter. The securities sold in the Initial Public Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125662). The Securities and Exchange Commission declared the registration statement effective on December 15, 2005. The net proceeds of the Initial Public Offering are being held in a trust account and will continue to be invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less until the earlier of (i) the consummation of the first business combination, of (ii) the distribution of the trust account if a business combination is not consummated.

Equity Compensation Plan

None.

Performance Graph

Currently, we have no business operations. We were formed as a blank check company for the sole purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the shipping industry. Our current Standard Industrial Classification Code (SIC Code) is 6770 for a blank check company, and will remain as such until we complete a business combination. At such time that a business combination is consummated our SIC Code will change to reflect the industry in which we do business. Therefore, at this time we are unable to present stockholder return information since we do not currently have operations within an industry that can be compared to a peer group index by SIC Code or to the Amex Market Index.

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

	May 13, 2005 (date of inception) to December 31, 2005	May 13, 2005 (date of inception) to December 31, 2006	For the year Ended December 31, 2006
Income Statement Data
Formation and Operating Costs	$50,211	$1,261,311	$1,211,100
Interest income	183,542	4,579,415	4,395,873
Provision for income taxes	23,000	229,687	206,687
Net income	110,331	3,088,417	2,978,086
Earnings per share (basic and diluted)	$0.01	$0.14	$0.10

Balance Sheet Data
	As of December 31, 2005	As of December 31, 2006
Investments in trust account	$188,858,542	$192,915,257
Cash	593,281	2,118,141
Working capital	185,225,951	188,209,781
Total assets	189,579,589	195,186,301
Total stockholders’ equity	$120,554,961	$123,533,047

	For the Quarter ended 03/31/06	For the Quarter ended 06/30/06	For the Quarter ended 09/30/06	For the Quarter ended 12/31/06
Quarterly Income Statement Data (unaudited):
Interest income	$994,654	$1,162,544	$1,117,933	$1,120,742
Income before provision for income taxes	918,823	855,147	843,404	567,399
Net income	797,617	733,027	830,004	617,438
Earnings per share (basic and diluted)	$0.03	$0.03	$0.03	$0.02

	May 13, 2005 (date of inception) to June 30, 2005	For the Quarter ended 9/30/05	For the Quarter ended 12/31/05
Interest income	$-	$-	$183,542
Income/(loss) before provision for income taxes	(6,770)	(77)	140,178
Net income (loss)	(6,847)	(77)	117,255
Earnings per share (basic and diluted)	$(0.00)	$(0.00)	$0.01

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on May 13, 2005 to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the shipping industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our Initial Public Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

If Star Maritime does not consummate the Redomiciliation Merger or another business combination by December 21, 2007, then, pursuant to Article SIXTH of its Certificate of Incorporation, Star Maritime’s officers must take all actions necessary in accordance with the Delaware General Corporation Law to dissolve and liquidate Star Maritime within 60 days of that date. There is substantial doubt that Star Maritime will continue as a going concern if the Redomiciliation Merger is not approved.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainly in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements. Management is in the process of evaluating the impact of FIN 48 on its 2007 financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2006 and the Period from May 13, 2005 (inception) to December 31, 2005

For the fiscal year ended December 31, 2006, we incurred $1,211,100 of operating expenses, compared to $50,211 during the period from May 13, 2005 (date of inception) through December 31, 2005, which were paid from the net proceeds that were not deposited into the trust account. Our operating expenses consisted primarily of expenses related to professional and office fees of $596,423, insurance costs of $112,242, due diligence fees in connection with the search for a business target of $262,877 and other expenses of $239,558. The increase in operating expenses from the period from May 13, 2005 (date of inception) through December 31, 2005, was the result of our due diligence efforts in searching for a business target after the Initial Public Offering and the fee payable of $7,500 per month for office space and certain other additional services from the law firm of Schwartz & Weiss, P.C..

For the fiscal year ended December 31, 2006, we earned net income after taxes of $2,978,086 ($5,141,143 before the deduction of $2,163,057 of net interest attributable to common stock subject to possible redemption) compared to $110,331 during the period from May 13, 2005 (date of inception) through December 31, 2005. Since we did not have any operations, all of our income was derived from the interest income earned on funds held in the trust account.

Results of Operations for the Period from May 13, 2005 (inception) to December 31, 2006

For the period from May 13, 2005 (date of inception) through December 31, 2006, we incurred $1,261,311 of operating expenses, which were paid from the net proceeds that were not deposited into the trust account. Our operating expenses consisted primarily of expenses related to professional and office fees of $616,023, insurance costs of $116,476, due diligence fees in connection with the search for a business target of $262,877 and other expenses of $265,935.

For the period from May 13, 2005 (date of inception) through December 31, 2006, we earned net income after taxes of $3,088,417 ($5,251,474 before the deduction of $2,163,057 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from the interest income earned on funds held in the trust account.

During the period from May 13, 2005 (date of inception) through December 31, 2005, Mr. Tsirigakis advanced a total of $590,000 at an interest rate of 4% per annum for payment of Initial Public Offering expenses on our behalf. These loans were repaid following our Initial Public Offering from the proceeds of the Initial Public Offering .

Liquidity and Capital Resources.

On December 15, 2005, we sold 1,132,500 units in the Private Placement to certain of our officers and directors. On December 21, 2005, we consummated our Initial Public Offering of 18,867,500 units. Each unit in the Private Placement and the Initial Public Offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of February 27, 2006.

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the Initial Public Offering and the remaining proceeds of $533,172, which after payment of approximately $170,000 of additional financing fees, provided us with approximately $363,172 which was deposited and held outside of the trust account to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2006, there was approximately $192,915,257 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the Initial Public Offering to acquire a target business, and will use the proceeds held outside of the trust account and disbursements of interest income to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the Initial Public Offering . We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the Initial Public Offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Initial Public Offering , 6,599,999 shares of common stock are subject to possible redemption. Accordingly, at December 31, 2006, $64,679,990 of the net proceeds from the Initial Public Offering , has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe we will have sufficient available funds outside of the trust account to operate through December 21, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities, or enter into a financing arrangement if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

(a corporation in the development stage)

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Star Maritime Acquisition Corp.

We have audited the accompanying balance sheet of Star Maritime Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005 and the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the periods from May 13, 2005 (inception) to December 31, 2005 and May 13, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Maritime Acquisition Corp. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and for the periods from May 13, 2005 (inception) to December 31, 2005 and May 13, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

The accompanying financial statements have been prepared assuming that Star Maritime Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by December 21, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 10, 2007

Star Maritime Acquisition Corp.
(a development stage company)

Balance Sheet

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$2,118,141	$593,281
Investments in trust account	192,915,257	188,858,542
Prepaid expenses and other current assets	149,647	118,766
Total Current Assets	195,183,045	189,570,589
Property and Equipment, net	3,256	-
Deferred tax asset	-	9,000
TOTAL ASSETS	$195,186,301	$189,579,589
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses	$603,520	$344,638
Deferred Interest on investments	2,163,057
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	206,687
Total Liabilities	6,973,264	4,344,638
Common Stock, $.0001 par value, 6,599,999 shares subject to possible redemption, at redemption value of $9.80 per share	64,679,990	64,679,990

Commitments
Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,599,999 shares subject to possible redemption)
Additional paid in capital	120,441,727	120,441,727
Earnings accumulated in the development stage	3,088,417	110,331
Total Stockholders' Equity	123,533,047	120,554,961
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,186,301	$189,579,589

The accompanying notes should be read in conjunction with the financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Statement of Income

	For the Year Ended December 31, 2006	May 13, 2005 (date of inception) to December 31, 2005	May 13, 2005 (date of inception) to December 31, 2006

Operating expenses
Professional fees	$596,423	$19,600	$616,023
Insurance	112,242	4,234	116,476
Due diligence costs	262,877	-	262,877
Other	239,558	26,377	265,935
Total operating expenses	1,211,100	50,211	1,261,311
Interest income	4,395,873	183,542	4,579,415
Income before provision for income taxes	3,184,773	133,331	3,318,104

Provision for income taxes	206,687	23,000	229,687
Net income	$2,978,086	$110,331	$3,088,417
Earnings per share (basic and diluted)	$0.10	$0.01	$0.14

Weighted average shares outstanding - basic and diluted	29,026,924	9,918,282	21,601,120

The accompanying notes should be read in conjunction with the financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Statement of Stockholders’ Equity

				Earnings
				accumulated
			Additional	in the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (inception) to
December 31, 2006

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible redemption of 6,599,999 shares			(64,679,990)		(64,679,990)

Net income for the period May 13, 2005(inception) to December 31, 2005	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,441,727	$110,331	$120,554,961

Net Income for the year ended December 31, 2006	-	-	-	2,978,086	2,978,086

Balance, December 31, 2006	29,026,924	$2,903	$120,441,727	$3,088,417	$123,533,047

The accompanying notes should be read in conjunction with the financial statements.

Star Maritime Acquisition Corp.
(a development stage company)
Statement of Cash Flows

	For the Year Ended December 31, 2006	May 13, 2005 (date of inception) to December 31, 2005	May 13, 2005 (date of inception) to December 31, 2006
Cash flows from operating activities:
Net Income	$2,978,086	$110,331	$3,088,417
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	408		408
Changes in operating assets and liabilities:			-
Increase in value of trust account	(4,056,715)	(183,542)	(4,240,257)
Increase in prepaid expenses and other current assets	(30,881)	(118,766)	(149,647)
Decrease (increase) in deferred tax asset	9,000	(9,000)	-
Increase in accounts payable and accrued expenses	429,467	174,053	603,520
Increase in deferred interest	2,163,057	-	2,163,057
Increase in taxes payable	206,687	-	206,687
Net cash provided by (used in) operating activities	1,699,109	(26,924)	1,672,185
Cash flows from investing activities:
Payment to trust account	-	(188,675,000)	(188,675,000)
Capital expenditures	(3,664)	-	(3,664)
Net cash used in investing activities	(3,664)	(188,675,000)	(188,678,664)
Cash flows from financing activities:
Gross proceeds from public offering		188,675,000	188,675,000
Gross proceeds from private placement		11,325,000	11,325,000
Proceeds of note payable to stockholder	-	590,000	590,000
Repayment of note payable to stockholder	-	(590,000)	(590,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of offering costs	(170,585)	(10,729,795)	(10,900,380)
Net cash provided by financing activities	(170,585)	189,295,205	189,124,620
Net cash increase for period	1,524,860	593,281	2,118,141
Cash at beginning of period	593,281	-	-
Cash at end of period	$2,118,141	$593,281	$2,118,141
Supplemental cash disclosure
Interest paid	$-	$9,163	$9,163
Supplemental schedule of non-cash financing activities
Accrual of deferred underwriting fees	$-	$4,000,000	$4,000,000
Accrual of offering costs	$-	$170,585

The accompanying notes should be read in conjunction with the financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Notes to the Financial Statements
December 31, 2006

1. ORGANIZATION AND BUSINESS OPERATIONS

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The company has not acquired an entity as of December 31, 2006. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the current year presentation.

On December 13, 2006, the Company created a wholly-owned subsidiary, Star Bulk Carriers Corp. (“Star Bulk”) registered in the Marshall Islands. Star Bulk was not funded within 2006, therefore, there is no related effect on the financial statements.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. The Company completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. The Company consummated the Public Offering on December 21, 2005 and received net proceeds of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 3), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the international maritime industry and a “business combination” shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offerings, $188,675,000 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees (collectively, the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is consummated. The remaining proceeds may be used to pay for additional financing costs accrued but not yet paid, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 33% or more of the outstanding stock sold in the Public Offering and Private Placement vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 9,026,924 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote the shares they acquired in the Private Placement or in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10.00 per share, which amount represents $9.80 per share plus their pro rata share of any accrued interest earned on the trust account (net of taxes payable) not previously distributed to us and $0.20 per share plus interest thereon (net of taxes payable) of contingent underwriting compensation which the underwriters have agreed to forfeit to pay redeeming stockholders. Accordingly, Public Stockholders holding 32.99% of the aggregate number of shares sold in the Proposed Offerings may seek redemption of their shares in the event of a business combination.

The accompanying financial statements have been prepared assuming that Star Maritime Acquisition Corp. will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company by December 21, 2007, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon its failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares included in the 1,132,500 units purchased in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event of liquidation, the public stockholders will receive $10.00 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to the Company). The Company will pay the costs of liquidation and dissolution from remaining assets outside of the trust account. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company’s policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Deferred Interest

A portion (32.99%) of the interest earned on the Trust Account has been deferred on the balance sheet as it represents interest attributable to the common stock subject to possible redemption (See Note 1).

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Property and Equipment

Property and equipment, which is principally computer equipment, is recorded at cost and is depreciated using the straight-line method over its useful life.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (R)”), “Share Based Project.” SFAS 123 (R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of this standard has no effect on the financial statements as of December 31, 2006.

Earnings per common share

Basic earnings per share are computed by dividing the net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 20,000,000 outstanding warrants, issued in connection with the initial public offering and the private placement described in Note 3 has not been considered in the diluted earnings per share since the warrants are contingently exercisable.

Recently issued accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. STOCKHOLDERS’ EQUITY

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

Common Stock Reserved For Issuance

At December 31, 2006 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as maybe determined from time to time by the Board of Directors.

4. - INCOME TAXES

The provision for income taxes consists of the following:
	For the period ended
	December 31,
	2006	2005
Current-Federal	$206,687	$-
Current-State and Local	-	32,000
Deferred-Federal	-	-
Deferred-State and Local	-	(9,000)
Total	$206,687	$23,000

The total provision for income taxes differs from the amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:
	For the period ended
	December 31,
	2006	2005
Statutory federal income tax rate	34%	34%
State and local income taxes	-	17%
Valuation allowance	14%	—
Interest income not taxable for federal tax purposes	(41%)	(34%)
Effective tax rate	7%	17%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	For the period ended December 31,
	2006	2005
Expenses deferred for income taxes	$447,712	$9,000
Valuation allowance	(447,712)	-
Total deferred tax asset	$0	$9,000

5. COMMITMENTS

On December 19, 2006, the Company entered into a Sublease and Administrative Services Agreement with Blue Diamond Realty, LLC, a Delaware limited liability company ("Blue Diamond"). Effective as of December 1, 2006, Blue Diamond agreed to sublet offices to the Company located at 103 Foulk Road, Wilmington, Delaware and provide the Company with such office space and equipment, including a conference room, as well as administrative support necessary for the Company's business. The Agreement is for a one-year term effective December 1, 2006 through December 31, 2007, with an automatic renewal each year for an additional one year period, unless either party gives the other party at least 90 days written notice of its intent to terminate the Agreement. The Company shall pay Blue Diamond annual base rent and administrative services fees in the aggregate of $4,000 payable on January 1 each year.

On October 4, 2006, Star Maritime entered into an agreement with Bongard Shipbrokers S.A., or Bongard, for purposes of engaging Bongard in connection with sourcing, developing contacts and making referrals for potential target businesses and providing evaluations of such potential target businesses. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $800,000 within thirty days of the closing of a business combination transaction. In the event that Star Maritime does not consummate a business combination transaction, no fees are payable to Bongard pursuant to the agreement.

On December 20, 2006, Star Maritime entered into an agreement with Cantor Fitzgerald & Co., or CF&Co., for purposes of engaging CF&Co. as financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, CF & Co. was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business, negotiating agreements on behalf of and in conjunction with management and assisting management with the preparation of marketing and roadshow materials. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $1,250,000, plus expenses of up to $60,000, within thirty days of the closing of a business combination transaction if such transaction is consummated by December 31, 2007.

On December 22, 2006, Star Maritime entered into an agreement with Maxim Group LLC, or Maxim, for purposes of engaging Maxim as co-lead financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, Maxim was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business and assisting in the preparation of terms sheets or letters of intent. In exchange for such services, Star Maritime is obligated to pay a contingent fee of $800,000 for any business combination transaction consummated during the term of the agreement (or within six months of the termination date). The agreement terminates on October 31, 2007, unless terminated earlier by either Star Maritime or Maxim upon thirty days’ written notice, or extended by mutual agreement.

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

6. SUBSEQUENT EVENTS (UNAUDITED)

On January 12, 2007, the Company, through its newly-formed, wholly-owned subsidiary Star Bulk Carriers Corp., a Marshall Islands company ("Star Bulk"), agreed to purchase eight drybulk carriers (the "Vessels") from certain wholly-owned subsidiary affiliates of TMT Co., Ltd., a Taiwan corporation (TMT Co., Ltd. and such subsidiary affiliates, collectively, "TMT").The aggregate purchase price for the Vessels is $345.2 million (the "Purchase Price"), consisting of $120.7 million payable in 12,537,645 shares of common stock, par value $0.01, of Star Bulk (the "Stock Consideration") and $224.5 million in cash (the "Cash Consideration").

On February 7, 2007, Star Bulk formed the following wholly-owned subsidiaries registered in the Marshall Islands. The share capital of each of the subsidiaries consists of 500 authorized and issued shares without par value:

Star Alpha Inc.
Star Beta Inc.
Star Gamma Inc.
Star Epsilon Inc.
Star Iota Inc.
Star Theta Inc.
Star Zeta Inc.
Star Bulk Management Inc.

Star Gamma Inc., a wholly-owned subsidiary of Star Bulk, entered into a time charter agreement dated, February 23, 2007, with TMT for the C Duckling (to be renamed the Star Gamma). The charter rate for the Star Gamma will be $28,500 per day for a term of one year. Star Iota Inc., a wholly-owned subsidiary of Star Bulk, entered into a time charter agreement, dated February 26, 2007, with TMT for the Mommy Duckling (to be renamed the Star Iota). The charter rate for the Star Iota will be $18,000 per day for a term of one year. Each charter will commence as of the date the vessel is delivered to the purchaser. Pursuant to the Supplemental Agreement, these time charters will be null and void if the Redomiciliation Merger is not consummated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s management assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by Goldstein Golub Kessler LLP, our independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Star Maritime Acquisition Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Star Maritime Acquisition Corp. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Star Maritime Acquisition Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Star Maritime Acquisition Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Star Maritime Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Star Maritime Acquisition Corp. and our report dated March 10, 2007 expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 10, 2007

(c) Changes in Internal Control Over Financial Reporting. During the period covered by this Annual Report on Form 10-K, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Prokopios (Akis) Tsirigakis	52	Chairman of the Board, Chief Executive Officer and President
George Syllantavos	43	Chief Financial Officer, Secretary and Director
Christo Anagnostou	59	Vice President of Operations
Niko Nikiforos	43	Vice President of Business Development
Petros Pappas	54	Director
Koert Erhardt	51	Director
Tom Søfteland	47	Director

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

Corporate Governance

Board of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Petros Pappas was re-elected to serve as a Class I director for a period of three years at our first annual meeting of stockholders, which was held on February 26, 2007. The term of office of the second class of directors, consisting of Koert Erhardt and Tom Søfteland, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Akis Tsirigakis and George Syllantavos, will expire at the third annual meeting.

Board committees

The Board of Directors has a Nominating Committee and an Audit Committee. The Board of Directors has not established a Compensation Committee. In accordance with The American Stock Exchange procedures, a majority of the independent directors of the Board will determine the compensation of the Chief Executive Officer.

Nominating Committee

The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Mr. Tom Søfteland is the “audit committee financial expert” and is an independent member of the Board of Directors, as defined under Section 121(B) (as currently applicable to the Company) of the listing standards of the American Stock Exchange and as determined by the Board of Directors.

Code of Ethics

We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, 103 Foulk Road, Wilmington, Delaware 19803. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2006, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 23, 2007, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Approximate Percentage of Outstanding Common Stock
Prokopios (Akis) Tsirigakis	4,007,392	12.6%
George Syllantavos	1,486,539	4.66%
Christo Anagnostou	116,108	*
Niko Nikiforos	116,108	*
Petros Pappas	3,947,873	11.53%
Koert Erhardt	340,269	*
Tom Søfteland	145,135	*
Sapling, LLC (4)	2,112,630	7.3%
Fir Tree Recovery Master Fund L.P. (4)	736,970	2.5%
Fir Tree, Inc. (4)	2,849,600	9.8%
The Baupost Group, L.L.C (5)	2,845,200	9.8%
Acqua Wellington North American Equities, Ltd. (6)	1,550,400	5.34%
Satellite Fund II, LP (7)	521,840	*
Satellite Fund IV, LP (7)	98,240	*
Satellite Overseas Fund, Ltd. (7)	1,234,087	4.25%
The Apogee Fund, Ltd. (7)	233,410	*
Satellite Overseas Fund V, Ltd. (7)	112,890	*
Satellite Overseas Fund VI, Ltd. (7)	49,110	*
Satellite Overseas Fund VII, Ltd. (7)	38,960	*
Satellite Overseas Fund VIII, Ltd. (7)	64,040	*
Satellite Overseas Fund IX, Ltd. (7)	108,210	*
Satellite Strategic Finance Partners, Ltd. (7)	501,000	1.73%
Satellite Asset Management, L.P. (7)	2,961,787	10.20%
Satellite Fund Management LLC (7)	2,961,787	10.20%
Satellite Advisors, LLC (7)	620,080	2.14%
All directors and executive officers as a group (7 individuals)	10,159,424	35.00%

* less than one (1%) percent.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o 103 Foulk Road, Wilmington, DE 19803.

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

(4) Derived from a joint filing of a Schedule 13G/A on February 14, 2007, filed by Sapling, LLC, Fir Tree Recovery Master Fund L.P. and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of both Sapling and Fir Tree Recovery.

(5) Derived from a Schedule 13G filed on February 13, 2007, filed by Baupost Group, L.L.C. ("Baupost"), SAK Corporation and Seth A. Klarman. The Baupost is a registered investment adviser. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost. Securities beneficially owned by Baupost include securities purchased on behalf of various investment limited partnerships.

(6) Derived from a Schedule 13G Filed on February 1, 2007.

(7) Derived from a joint filing of a Schedule 13G/A on October 2, 2006, by Satellite I, Satellite II, Satellite IV (collectively, the "Delaware Funds") over which Satellite Advisors has discretionary trading authority, as general partner, and (ii) Satellite Overseas, Apogee, Satellite Overseas V, Satellite Overseas VI, Satellite Overseas VII, Satellite Overseas VIII, Satellite Overseas IX and SSFP (collectively, the "Offshore Funds" and together with the Delaware Funds, the "Satellite Funds") over which Satellite Asset Management has discretionary investment trading authority. The general partner of Satellite Asset Management is Satellite Fund Management. Satellite Fund Management and Satellite Advisors each share the same four members that make investment decisions on behalf of the Satellite Funds.

Equity Compensation Plan

None.

Item 13. Certain Relationships, Related Transactions and Director Independence

There were no transactions, or currently proposed transactions in an amount exceeding $120,000, since the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

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

Our board of directors has determined that Mr. Erhardt, Mr. Søfteland and Mr. Pappas are considered “independent” under Section 121(B) (as currently applicable to the Company) of the listing standards of The American Stock Exchange.

Item 14. Principal Accountant Fees and Services

The firm of Goldstein Golub Kessler LLP (‘‘GGK’’) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK, TBS and RSM for services rendered.

Audit Fees

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 and for services performed in connection with the Company's Form S-1 Registration Statement filed in 2005 and in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the Company’s Quarterly Reports on Form 10-Q for its fiscal quarter ended March 31, 2006, June 30, 2006 and September 30, 2006, each of which were filed in 2006, were approximately $53,000 and $59,238, respectively.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal years ended December 2006 and 2005 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for the professional services rendered by RSM for tax compliance, tax advice and tax planning were approximately $7,000 and $0, respectively.

All Other Fees

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal year ended December 31, 2006 and 2005.

The Audit Committee reviewed and approved all audit and non-audit services provided by Goldstein Golub Kessler LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by each firm.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before he audit commences.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Form of Third Amended and Restated Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (1)

10.1	Form of Letter Agreement among the Registrant, Maxim Group LLC and Akis Tsirigakis (1)

10.2	Form of Letter Agreement among the Registrant, Maxim Group LLC and. George Syllantavos (1)

10.3	Form of Letter Agreement among the Registrant, Maxim Group LLC and Christo Anagnostou (1)

10.4	Form of Letter Agreement among the Registrant, Maxim Group LLC and Niko Nikiforos (1)

10.5	Form of Letter Agreement among the Registrant, Maxim Group LLC and Koert Erhardt (1)

10.6	Form of Letter Agreement among the Registrant, Maxim Group LLC and Tom Søfteland (1)

10.7	Form of Letter Agreement among the Registrant, Maxim Group LLC and Petros Pappas (1)

10.8	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (1)

10.9	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (1)

10.10	Form of Services Agreement with Schwartz & Weiss, P.C. (1)

10.11	Promissory Note dated May 17, 2005 issued to Akis Tsirigakis (1)

10.12	Promissory Note dated May 26, 2005 issued to Akis Tsirigakis (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.14	Form of Placement Unit Agreement among the Registrant, Maxim Group LLC and the Initial Stockholders (1)

10.15	Sublease and Administrative Services Agreement between the Registrant and Blue Diamonds Realty, LLC (2)

10.16	Memorandum of Agreement relating to the A Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and A Duckling Corporation, as seller. (3)

10.17	Memorandum of Agreement relating to the B Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and B Duckling Corporation, as seller. (3)

10.18	Memorandum of Agreement relating to the C Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and C Duckling Corporation, as seller. (3)

10.19	Memorandum of Agreement relating to the F Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and F Duckling Corporation, as seller. (3)

10.20	Memorandum of Agreement relating to the G Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and G Duckling Corporation, as seller. (3)

10.21	Memorandum of Agreement relating to the I Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and I Duckling Corporation, as seller. (3)

10.22	Memorandum of Agreement relating to the J Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and J Duckling Corporation, as seller. (3)

10.23	Memorandum of Agreement relating to the Mommy Duckling dated January 12, 2007 between Star Bulk Carriers Corp., as buyer, and Mommy Management Corp., as seller. (3)

10.24	Supplemental Agreement, dated January 12, 2007, by and among Star Maritime Acquisition Corp., Star Bulk Carriers Corp. and TMT Co., Ltd. (3)

10.25	Master Agreement, dated January 12, 2007, by and among Star Maritime Acquisition Corp., Star Bulk Carriers Corp. and TMT Co., Ltd. (3)

14	Code of Business Conduct and Ethics (1)

21	Subsidiaries of the Registrant

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-125662).

(2) Incorporated by reference to the Current Report on Form 8-K filed on December 26, 2006.

(3) Incorporated by reference to the Current Report on Form 8-K filed on January 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MARITIME ACQUISITION CORP.

March 14, 2007	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2007	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis, Chairman, Chief Executive Officer and President

March 14, 2007	By:	/s/ George Syllantavos
George Syllantavos, Chief Financial Officer, Secretary and Director

March 14, 2007	By:	/s/ Koert Erhardt
Koert Erhardt, Director

March 14, 2007	By:	/s/ Tom Søfteland
Tom Søfteland, Director

March 14, 2007	By:	/s/ Petros Pappas
Petros Pappas, Director