Form 10-Q
period 2007-03-31
Star Maritime Acquisition Corp.
filed 2007-05-10
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the quarterly period ended March 31, 2007.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 001-32685

Star Maritime Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2873585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

103 Foulk Rd.

Wilmington, Delaware 19803
(Address of Principal Executive Offices including Zip Code)

302-656-1950
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ð  Accelerated Filer ☒  Non-Accelerated Filer ð

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ð

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of May 9, 2007.

Star Maritime Acquisition Corp.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Star Maritime Acquisition Corp.
(a development stage company)

Condensed Balance Sheets

	March 31, 2007	December 31,
	(unaudited)	2006
ASSETS
Current Assets
Cash	$944,208	$2,118,141
Investments in trust account	194,571,504	192,915,257
Prepaid expenses and other current assets	220,502	149,647
Total Current Assets	195,736,214	195,183,045
Property and equipment, net	6,304	3,256
TOTAL ASSETS	$195,742,518	$195,186,301
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable & accrued expenses	$544,930	$603,520
Deferred Interest on investments	2,709,453	2,163,057
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	-	206,687
Total Liabilities	7,254,383	6,973,264
Common Stock, $.0001 par value, 6,599,999 shares subject to possible redemption, at redemption value of $9.80 per share	64,679,990	64,679,990

Commitments
Stockholders’ Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,599,999 shares subject to possible redemption)
Additional paid in capital	120,441,727	120,441,727
Earnings accumulated in the development stage	3,363,515	3,088,417
Total Stockholders’ Equity	123,808,145	123,533,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,742,518	$195,186,301

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Condensed Statements of Income

	Three Months Ended March 31, 2007 (unaudited)	Three Months Ended March 31, 2006 (unaudited)	May 13, 2005 (date of inception) to March 31, 2007 (unaudited)

Operating expenses
Professional fees	$591,494	$21,017	$1,207,517
Insurance	26,280	26,250	142,756
Due diligence costs	43,297	11,296	306,174
Other	186,611	17,268	452,546
Total operating expenses	847,682	75,831	2,108,993

Interest income	1,122,780	994,654	5,702,195

Income before provision for income taxes	275,098	918,823	3,593,202

Provision for income taxes	-	121,206	229,687
Net income	$275,098	$797,617	$3,363,515
Earnings per share (basic and diluted)	$0.01	$0.03	$0.15

Weighted average shares outstanding - basic and diluted	29,026,924	29,026,924	22,573,933

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Condensed Statements of Stockholders’ Equity

	Common Stock		Additional paid in	Earnings accumulated in the development	Total stockholders’
	Shares	Amount	capital	stage	equity

May 13, 2005 (Inception) to March 31, 2007

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$—	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible redemption of 6,599,999 shares			(64,679,990)		(64,679,990)

Net income for the period May 13, 2005 (inception) to December 31, 2005	—	—	—	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,441,727	$110,331	$120,554,961

Net Income for the year ended December 31, 2006	—	—	—	2,978,086	2,978,086

Balance, December 31, 2006	29,026,924	$2,903	$120,441,727	$3,088,417	$123,533,047
Unaudited:
Net income for the three months ended March 31, 2007	—	—	—	275,098	275,098

Balance, March 31, 2007	29,026,924	$2,903	$120,441,727	$3,363,515	$123,808,145

See accompanying notes to unaudited condensed financial statements.

Star Maritime Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows

	Three months ended March 31, 2007 (unaudited)	Three months ended March 31, 2006 (unaudited)	May 13, 2005 (date of inception) to March 31, 2007 (unaudited)
Cash flows from operating activities:
Net Income	$275,098	$797,617	$3,363,515
Adjustments to reconcile net income to net cash used in operating activities:			—
Depreciation	610	—	1,018
Changes in operating assets and liabilities:			—
Increase in value of trust account	(1,656,247)	(1,169,638)	(5,896,504)
Increase in prepaid expenses and other current assets	(70,855)	(53,730)	(220,502)
Increase (decrease) in accounts payable and accrued expenses	(58,590)	(291,276)	544,930
Increase in deferred interest	546,396	489,683	2,709,453
Increase (decrease) in taxes payable	(206,687)	121,206	—
Net cash provided by (used in) operating activities	(1,170,275)	(106,138)	501,910
Cash flows from investing activites:
Payment to trust account	—	—	(188,675,000)
Capital expenditures	(3,658)	—	(7,322)
Net cash used in investing activities	(3,658)	—	(188,682,322)
Cash flows from financing activites:
Gross proceeds from public offering			188,675,000
Gross proceeds from private placement			11,325,000
Proceeds of note payable to stockholder	—	—	590,000
Repayment of note payable to stockholder	—	—	(590,000)
Proceeds from sale of shares of common stock	—	—	25,000
Payment of offering costs	—	—	(10,900,380)
Net cash provided by financing activities	—	—	189,124,620
Net cash (decrease) increase for period	(1,173,933)	(106,138)	944,208
Cash at beginning of period	2,118,141	593,281	—
Cash at end of period	$944,208	$487,143	$944,208
Supplemental cash disclosure
Interest paid	$—	$—	$9,163
Supplemental schedule of non-cash financing activities
Accrual of deferred underwriting fees	$—	$—	$4,000,000
Accrual of offering costs

See accompanying notes to unaudited condensed financial statements.

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS

Star Maritime Acquisition Corp. (the “Company”) was incorporated in Delaware on May 13, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The company has not acquired an entity as of March 31, 2007. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

On December 13, 2006, the Company created a wholly-owned subsidiary, Star Bulk Carriers Corp. (“Star Bulk”) registered in the Marshall Islands. Star Bulk has not yet been funded; therefore, there is no related effect on the financial statements.

On January 12, 2007, the Company, through its newly-formed, wholly-owned subsidiary Star Bulk Carriers Corp., a Marshall Islands company ("Star Bulk"), agreed to purchase eight drybulk carriers (the "Vessels") from certain wholly-owned subsidiaries of TMT Co., Ltd., a Taiwan corporation (TMT Co., Ltd. and such wholly-owned subsidiaries, collectively, "TMT"), pursuant to separate definitive Memoranda of Agreement by and between the Star Bulk and TMT (collectively, the "MOAs"), as supplemented by a Supplemental Agreement by and among the Company, Star Bulk and TMT (the "Supplemental Agreement") and a Master Agreement by and among the Company, Star Bulk and TMT (the "Master Agreement" and collectively with the MOAs and the Supplemental Agreement, the "Acquisition Agreements") which transaction is also referred to as the "Asset Acquisition". As required under its Certificate of Incorporation, the Company will hold a special meeting of its stockholders to vote on the Asset Acquisition and a proposed merger of the Company into Star Bulk in which Star Bulk will be the surviving entity (the "Redomiciliation Merger" and together with the Asset Acquisition, the "Business Combination"). The Redomiciliation Merger shall occur at the time of approval by the Company's stockholders of the Business Combination. The aggregate purchase price for the Vessels is $345.2 million (the “Purchase Price”), consisting of $120.7 million payable in 12,537,645 shares of common stock, par value $0.01, of Star Bulk (the “Stock Consideration”) and $224.5 million in cash (the “Cash Consideration”).

On February 7, 2007, Star Bulk formed the following wholly-owned subsidiaries registered in the Marshall Islands. The share capital of each of the subsidiaries consists of 500 authorized and issued shares without par value. The names of these subsidiaries are Star Alpha Inc, Star Beta Inc, Star Gamma Inc, Star Epsilon Inc, Star Iota Inc, Star Theta Inc and Star Bulk Management Inc.

Star Gamma Inc., a wholly-owned subsidiary of Star Bulk, entered into a time charter agreement dated, February 23, 2007, with TMT for the C Duckling ( to be renamed the Star Gamma). The charter rate for the Star Gamma will be $28,500 per day for a term of one year. Star Iota Inc., a wholly-owned subsidiary of Star-Bulk, entered into a time charter agreement, dated February 26, 2007, with TMT for the Mommy Duckling (to be renamed the Star Iota). The charter for the Star Iota will be $18,000 per day for a term of one year. Each charter will commence as of the date the vessel is delivered to the purchaser. Pursuant to the Supplemental Agreement, these time charters will be null and void if the Redomiciliation Merger is not consummated.

On March 14, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Bulk regarding the Redomiciliation Merger, whereby the Company will merge with and into Star Bulk, with Star Bulk as the surviving corporation.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the board of directors of the Company, following the Redomiciliation Merger: (i) the separate corporate existence of the Company will cease; (ii) each share of Star Maritime common stock, par value $0.0001 per share, will be converted into the right to receive one share of Star Bulk common stock, par value $0.01 per share; and (iii) each outstanding warrant of the Company will be assumed by Star Bulk with the same terms and restrictions, except that each will be exercisable for common stock of Star Bulk. As provided in the Company’s Certificate of Incorporation, holders of Star Maritime common stock have the right to redeem their shares for cash if such stockholder votes against the Redomiciliation Merger, elects to exercise redemption rights and the Redomiciliation Merger is approved and completed.

The Company cannot complete the Redomiciliation Merger unless (1) the holders of at least a majority of the issued and outstanding shares of Star Maritime entitled to vote at the special meeting vote in favor of the Redomiciliation Merger; (2) holders of at least a majority of the shares issued in the initial public offering and private placement vote in favor of the Redomiciliation Merger; and (3) holders of less than 6,600,000 shares of common stock, such number representing 33.0% of the 20,000,000 shares of Star Maritime common stock issued in the initial public offering and private placement, vote against the Redomiciliation Merger and exercise their redemption rights to have their shares redeemed for cash.

Messrs. Tsirigakis and Syllantavos, the Company’s senior executive officers, and Messrs. Pappas and Erhardt, two of the Company’s directors, have agreed to vote an aggregate of 1,132,500 shares, or 3.9% of Star Maritime’s outstanding common stock, acquired by them in the private placement and any shares of Star Maritime common stock they may acquire in the future in favor of the Redomiciliation Merger and thereby waive redemption rights with respect to such shares. All of the Company’s officers and directors have agreed to vote an aggregate of 9,026,924 shares, or 31.1% of Star Maritime’s outstanding common stock, issued to them prior to the initial public offering and private placement in accordance with the vote of the holders of a majority of the shares issued in the initial public offering and private placement.

On March 14, 2007, the Company filed with the Securities and Exchange Commission a preliminary joint proxy statement/prospectus under cover of Schedule 14A relating to the Company’s special meeting of stockholders. The Company expects to consummate the Redomiciliation Merger during the third quarter of 2007, assuming the requisite stockholder approval is obtained.

The financial statements at March 31, 2007 and for the period from inception to March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations and cash flows for the three months ended March 31, 2007 and March 31, 2006 and for the period May 13, 2005 (inception) through March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. The Company completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. The Company consummated the Public Offering on December 21, 2005 and received net proceeds of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination. As used herein, a “business combination” shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offerings, $188,675,000 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $3,773,500 of contingent underwriting compensation and $226,500 of contingent private placement fees (collectively, the “Discount”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is consummated. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The accompanying financial statements have been prepared assuming that Star Maritime Acquisition Corp. will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company by December 21, 2007, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon its failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares included in the 1,132,500 units purchased in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event of liquidation, the public stockholders will receive $10.00 per share plus interest (net of taxes payable and that portion of the earned interest previously released to the Company). The Company will pay the costs of liquidation and dissolution from remaining assets outside of the trust account. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B-RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C-COMMITMENTS

On October 4, 2006, the Company entered into an agreement with Bongard Shipbrokers S.A., or Bongard, for purposes of engaging Bongard in connection with sourcing, developing contacts and making referrals for potential target businesses and providing evaluations of such potential target businesses. In exchange for such services, the Company is obligated to pay a fee of $800,000 within thirty days of the closing of a business combination transaction. In the event that the Company does not consummate a business combination transaction, no fees are payable to Bongard pursuant to the agreement.

On December 19, 2006, the Company entered into a Sublease and Administrative Services Agreement with Blue Diamond Realty, LLC, a Delaware limited liability company ("Blue Diamond"). Effective as of December 1, 2006, Blue Diamond agreed to sublet offices to the Company located at 103 Foulk Road, Wilmington, Delaware. and provide the Company with such office space and equipment, including a conference room, as well as administrative support necessary for the Company's business. The Agreement is effective December 1, 2006 through December 31, 2007, with an automatic renewal each year for an additional one year period, unless either party gives the other party at least 90 days written notice of its intent to terminate the Agreement. The Company shall pay Blue Diamond annual base rent and administrative services fees in the aggregate of $4,000 payable on January 1 each year.

On December 20, 2006, the Company entered into an agreement with Cantor Fitzgerald & Co., or CF&Co., for purposes of engaging CF&Co. as financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, CF & Co. was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business, negotiating agreements on behalf of and in conjunction with management and assisting management with the preparation of marketing and roadshow materials. In exchange for such services, the Company is obligated to pay a fee of $1,250,000, plus expenses of up to $60,000, within thirty days of the closing of a business combination transaction if such transaction is consummated by December 31, 2007.

On December 22, 2006, the Company entered into an agreement with Maxim Group LLC, or Maxim, for purposes of engaging Maxim as co-lead financial advisor in connection with a possible business combination transaction. Pursuant to the agreement, Maxim was engaged to provide such services as creating financial models, advising on the structure of a possible transaction with a target business and assisting in the preparation of term sheets or letters of intent. In exchange for such services, the Company is obligated to pay a fee of $800,000 for any business combination transaction consummated during the term of the agreement (or within six months of the termination date). The agreement terminates on October 31, 2007, unless terminated earlier by either the Company or Maxim upon thirty days’ written notice, or extended by mutual agreement.

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

NOTE D-RELATED PARTY TRANSACTIONS

Oceanbulk Maritime, S.A., a related party, has paid for certain expenses of behalf of the Company. The Company's Director Mr. Petros Pappas is Honorary Chairman of Oceanbulk Maritime S.A. The Company's Chairman, President and Chief Executive Officer, Mr Prokopios (Akis) Tsirigakis as well as its officer Mr. Christo Anagnostou are employees of Oceanbulk Maritime S.A.. As of March 31, 2007 the Company owed approximately $161,000 to Oceanbulk Maritime S.A., for reimbursements of vessel inspection expenses incurred by Oceanbulk Maritime S.A. on behalf of the Company as well as for certain support services including legal and office support provided by Oceanbulk Maritime S.A. to the Company. This amount is included in the Company’s accrued expenses and accounts payable section in the accompanying balance sheet.

The Company has used the services of Combine Marine S.A. to conduct certain vessel inspection services of the fleet of eight dry bulk carriers that Star Bulk Carriers has agreed to acquire. The Company’s Chairman, President and Chief Executive Officer, Mr Prokopios (Akis) Tsirigakis is the Managing Director of Combine Marine S.A. As of March 31, 2007 the Company owed approximately $6,900 to Combine Marine S.A. for vessel inspection services. This amount is included in the Company’s accrued expenses and accounts payable section in the accompanying balance sheet.

NOTE E-COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2007 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE F-PREFERRED STOCK

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the period January 1, 2007 to March 31, 2007

For the quarter ending March 31, 2007, we earned net income after taxes of $275,098 ($821,494 before the deduction of $546,396 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $847,682 and consisted primarily of expenses related to pursuing a business combination, due diligence, insurance costs and legal and accounting professional fees.

Results of Operations for the period January 1, 2006 to March 31, 2006

For the quarter ending March 31, 2006, we earned net income after taxes of $797,617 ($1,287,300) before the deduction of $489,683 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $75,831 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Schwartz & Weiss, P.C.

Liquidity and Capital Resources

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the Initial Public Offering and the remaining proceeds of $533,172, which after payment of approximately $170,000 of additional financing fees, provided us with approximately $363,172 which was deposited and held outside of the trust account to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of March 31, 2007, there was approximately $194,571,504 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the Initial Public Offering to acquire a target business, and will use the proceeds held outside of the trust account and disbursements of interest income to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the Initial Public Offering . We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the Initial Public Offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Initial Public Offering , 6,599,999 shares of common stock are subject to possible redemption. Accordingly, at March 31, 2007, $64,679,990 of the net proceeds from the Initial Public Offering , has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

Contractual Obligations

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2005, we consummated our initial public offering of 18,867,500 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $188,675,000. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125662). The Securities and Exchange Commission declared the registration statement effective on December 15, 2005. The net proceeds from the sale of our common stock will be used to acquire, through a merger, capital stock exchange, asset acquisition or similar business combination, one or more “target businesses” in the shipping industry. A “target business” includes one or more entities with agreements to acquire vessels or an operating business in the shipping industry.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on February 26, 2007, at 5:00 p.m. (Athens Time)., at Star Maritime Acquisition Corp., Aethrion Center, 40 Agiou Konstantinou Avenue, 2nd Floor, Suite B34-B38, 15124 Maroussi, Athens, Greece. The stockholders of record of the Company’s common stock at the close of business on December 29, 2006 were invited to vote for the purpose of (i) electing, subject to the provisions of our Certificate of Incorporation, one Class A director to serve for a three-year term until his respective successor has been duly elected and qualified; (ii) ratifying the appointment of Goldstein Golub Kessler LLP, as the Company’s independent public accountants; and (iii) transacting any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof.

There were a total of 22,865,773 shares voted in the Annual Meeting of the stockholders of the Company. Stockholders approved the appointment of Petros Pappas as a Class A director to hold office for a three year term or until his respective successor has been elected and qualified. The stockholders voted as follows:

For: 22,858,173    Withheld: 7,600    Abstain:0    Broker non-vote: 0

Stockholders ratified the appointment of Goldstein Golub Kessler LLP, as the Company’s independent public accountants. The stockholders voted as follows:

For: 22,861,073    Against: 200         Abstain: 4,500     Broker non-vote: 0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer and (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MARITIME ACQUISITION CORP.

May 10, 2007	By: /s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis
Chairman, Chief Executive Officer and President(Principal Executive Officer)
By: /s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Financial Officer)