Form 10-Q
period 2007-06-30
Star Maritime Acquisition Corp.
filed 2007-08-08
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________ to ___________.

Commission File Number: 001-32685

Star Maritime Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2873585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ð☐  Accelerated Filer ☒  Non-Accelerated Filer ð☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ð☐

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of June 30, 2007.

Star Maritime Acquisition Corp. and Subsidiary

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Star Maritime Acquisition Corp. and Subsidiary

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
Current Assets
Cash	$620,400	$2,118,141
Investments in trust account	196,084,213	192,915,257
Prepaid expenses and other current assets	122,234	149,647
Total Current Assets	196,826,847	195,183,045
Property and equipment, net	5,694	3,256
TOTAL ASSETS	$196,832,541	$195,186,301
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses	$474,520	$603,520
Deferred Interest on investments	3,290,971	2,163,057
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	-	206,687
Total Liabilities	7,765,491	6,973,264
Common Stock, $.0001 par value, 6,599,999 shares subject to possible redemption, at redemption value of $9.80 per share	64,679,990	64,679,990

Commitments
Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,599,999 shares subject to possible redemption)
Additional paid in capital	120,441,727	120,441,727
Earnings accumulated in the development stage	3,942,430	3,088,417
Total Stockholders' Equity	124,387,060	123,533,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,832,541	$195,186,301

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)

Condensed ConsolidatedStatements of Income

	Three Months Ended June 30, 2007 (unaudited)	Three Months Ended June 30, 2006 (unaudited)	Six Months Ended June 30, 2007 (unaudited)	Six Months Ended June 30, 2006 (unaudited)	May 13, 2005 (date of inception) to June 30, 2007 (unaudited)

Operating expenses
Professional fees	$368,896	$107,029	$960,390	$128,046	$1,576,413
Insurance	22,500	37,000	48,780	63,250	165,256
Due diligence costs	33,199	45,997	76,496	57,293	339,373
Other	184,274	117,371	370,885	134,639	636,820
Total operating expenses	608,869	307,397	1,456,551	383,228	2,717,862
Interest income	1,187,784	1,162,544	2,310,564	2,157,198	6,889,979
Income before provision for income taxes	578,915	855,147	854,013	1,773,970	4,172,117

Provision for income taxes	-	122,120	-	243,326	229,687
Net income	$578,915	$733,027	$854,013	$1,530,644	$3,942,430
Earnings per share (basic and diluted)	$0.02	$0.03	$0.03	$0.05	$0.17

Weighted average shares outstanding - basic and diluted	29,026,924	29,026,924	29,026,924	29,026,924	23,328,717

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

				Earnings
				accumulated
			Additional	in the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (Inception) to June 30, 2007

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible redemption of 6,599,999 shares			(64,679,990)		(64,679,990)

Net income for the period May 13, 2005 (inception) to December 31, 2005	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,441,727	$110,331	$120,554,961

Net Income for the year ended December 31, 2006	-	-	-	2,978,086	2,978,086

Balance, December 31, 2006	29,026,924	$2,903	$120,441,727	$3,088,417	$123,533,047
Unaudited
Net income for the six months ended June 30, 2007	-	-	-	854,013	854,013

Balance, June 30, 2007	29,026,924	$2,903	$120,441,727	$3,942,430	$124,387,060

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)

Condensed ConsolidatedStatements of Cash Flows

	Six months ended June 30, 2007 (unaudited)	Six months ended June 30, 2006 (unaudited)	May 13, 2005 (date of inception) to June 30, 2007 (unaudited)
Cash flows from operating activities:
Net Income	$854,013	$1,530,644	$3,942,430
Adjustments to reconcile net income to net cash (used in) provided by operating activities:			-
Depreciation	1,220	-	1,628
Changes in operating assets and liabilities:			-
Increase in value of trust account	(3,168,956)	(2,213,374)	(7,409,213)
Decrease ( increase) in prepaid expenses and other current assets	27,413	18,151	(122,234)
Increase (decrease) in accounts payable and accrued expenses	(129,000)	(226,126)	474,520
Increase in deferred interest	1,127,914	1,061,703	3,290,971
Increase (decrease) in taxes payable	(206,687)	267,967	-
Net cash (used in) provided by operating activities	(1,494,083)	438,966	178,102
Cash flows from investing activites:
Payment to trust account	-	-	(188,675,000)
Capital expenditures	(3,658)	-	(7,322)
Net cash used in investing activities	(3,658)	-	(188,682,322)

Cash flows from financing activites:
Gross proceeds from public offering	-	-	188,675,000
Gross proceeds from private placement	-	-	11,325,000
Proceeds of note payable to stockholder	-	-	590,000
Repayment of note payable to stockholder	-	-	(590,000)
Proceeds from sale of shares of common stock	-	-	25,000
Payment of offering costs	-	-	(10,900,380)
Net cash provided by financing activities	-	-	189,124,620
Net cash (decrease) increase for period	(1,497,741)	438,966	620,400
Cash at beginning of period	2,118,141	593,281	-
Cash at end of period	$620,400	$1,032,247	$620,400
Supplemental cash disclosure
Interest paid	$-	$-	$9,163
Supplemental schedule of non-cash financing activities
Accrual of deferred underwriting fees	$-	$-	$4,000,000
Accrual of offering costs	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(A corporation in the development stage )

Notes To Condensed Consolidated Financial Statements (unaudited)
June 30, 2007

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS

Star Maritime Acquisition Corp. ("Star”) was incorporated in Delaware on May 13, 2005. Star was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The company has not acquired an entity as of June 30, 2007. The Company has selected December 31 as its fiscal year end. Star is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

On December 13, 2006, Star created a wholly-owned subsidiary, Star Bulk Carriers Corp. (“Star Bulk”) registered in the Marshall Islands.

The accompanying condensed consolidated financial statements include the accounts of Star and its wholly owned subsidiary Star Bulk (collectively "The Company"). All intercompany accounts and transactions have been eliminated in consolidation.

On January 12, 2007, the Company, through Star Bulk, agreed to purchase eight drybulk carriers (the "Vessels") from certain wholly-owned subsidiaries of TMT Co., Ltd., a Taiwan corporation (TMT Co., Ltd. and such wholly-owned subsidiaries, collectively, "TMT"), pursuant to separate definitive Memoranda of Agreement by and between the Star Bulk and TMT (collectively, the "MOAs"), as supplemented by a Supplemental Agreement by and among the Company, Star Bulk and TMT (the "Supplemental Agreement") and a Master Agreement by and among the Company, Star Bulk and TMT (the "Master Agreement" and collectively with the MOAs and the Supplemental Agreement, the "Acquisition Agreements") which transaction is also referred to as the "Asset Acquisition". As required under its Certificate of Incorporation, the Company will hold a special meeting of its stockholders to vote on the Asset Acquisition and a proposed merger of the Company into Star Bulk in which Star Bulk will be the surviving entity (the "Redomiciliation Merger" and together with the Asset Acquisition, the "Business Combination"). The Redomiciliation Merger shall occur at the time of approval by the Company's stockholders of the Business Combination. The aggregate purchase price for the Vessels is $345.2 million (the “Purchase Price”), consisting of $120.7 million payable in 12,537,645 shares of common stock, par value $0.01, of Star Bulk (the “Stock Consideration”) and $224.5 million in cash (the “Cash Consideration”).

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

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the board of directors of the Company, following the Redomiciliation Merger: (i) the separate corporate existence of Star will cease; (ii) each share of Star Maritime common stock, par value $0.0001 per share, will be converted into the right to receive one share of Star Bulk common stock, par value $0.01 per share; and (iii) each outstanding warrant of the Company will be assumed by Star Bulk with the same terms and restrictions, except that each will be exercisable for common stock of Star Bulk. As provided in Star’s Certificate of Incorporation, holders of Star Maritime common stock have the right to redeem their shares for cash if such stockholder votes against the Redomiciliation Merger, elects to exercise redemption rights and the Redomiciliation Merger is approved and completed.

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

The financial statements at June 30, 2007 and for the period from May 13, 2005 (inception) to June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations and cash flows for the three and six months ended June 30, 2007 and June 30, 2006 and for the period May 13, 2005 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

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

The registration statement for the Star’s initial public offering (the “Public Offering”) was declared effective on December 15, 2005. Star's completed a private placement (the “Private Placement”) on such date and received net proceeds of $10,532,250. Star consummated the Public Offering on December 21, 2005 and received net proceeds of $174,567,370. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination. As used herein, a “business combination” shall mean the acquisition by the Company of a target business.

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

The accompanying financial statements have been prepared assuming that The Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company by December 21, 2007, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon its failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares included in the 1,132,500 units purchased in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,773,500 of contingent compensation and $226,500 of placement fees deposited in the trust account for their benefit. Accordingly, in the event of liquidation, the public stockholders will receive $10.00 per share plus interest (net of taxes payable and that portion of the earned interest previously released to the Company). The Company will pay the costs of liquidation and dissolution from remaining assets outside of the trust account. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which it is subject.

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

NOTE D-RELATED PARTY TRANSACTIONS

Oceanbulk Maritime, S.A., a related party, has paid for certain expenses of behalf of the Company. The Company's Director Mr. Petros Pappas is Honorary Chairman of Oceanbulk Maritime S.A. The Company's Chairman, President and Chief Executive Officer, Mr Prokopios (Akis) Tsirigakis as well as its officer Mr. Christo Anagnostou are employees of Oceanbulk Maritime S.A.. As of June 30, 2007 the Company owed approximately $161,000 to Oceanbulk Maritime S.A., for reimbursements of vessel inspection expenses incurred by Oceanbulk Maritime S.A. on behalf of the Company as well as for certain support services including legal and office support provided by Oceanbulk Maritime S.A. to the Company. This amount is included in the Company’s accrued expenses and accounts payable section in the accompanying balance sheet.

The Company has used the services of Combine Marine S.A. to conduct certain vessel inspection services of the fleet of eight dry bulk carriers that Star Bulk Carriers has agreed to acquire. On May 4, 2007, Star entered into a Management Agreement with Combine Marine Inc. ("Combine") under which Combine will provide interim technical management and associated services for the vessels in the initial fleet. Such services will be provided at a lump-sum fee of $10,000 per vessel for services leading to and including taking delivery of each vessel and at a daily fee of $450 per vessel from the delivery of each vessel onwards during the term of the agreement. The term of the agreement is for one (1) year from the date of delivery of each vessel. Either party may terminate the agreement upon thirty days' notice. This agreement will be effective only upon the approval and completion of the Business Combination. The Company’s Chairman, President and Chief Executive Officer, Mr Prokopios (Akis) Tsirigakis is the Managing Director of Combine Marine S.A.

NOTE E - INCOME TAXES

The provision for income taxes differs from the statutory federal income tax rate of 34% principally, due to interest income that is not taxable for federal tax purposes.

NOTE F - COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2007 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE G - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as maybe determined from time to time by the Board of Directors.

NOTE H - SUBSEQUENT EVENT

On July 10, 2007, Star Bulk Management Inc., a wholly owned subsidiary of the Company, entered into employment agreements with Messrs. P. Tsirigakis and G. Syllantavos for work performed within Greece as Chief Executive Officer and Chief Financial Officer, respectively. On July 10, 2007 the Company also entered into consultancy agreements with companies controlled by Messrs. P. Tsirigakis and G. Syllantavos, respectively, for services rendered outside Greece. These agreements will be effective only upon the approval and completion of the Business Combination.

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

Results of Operations for the three months ended June 30, 2007 and 2006

For the three months ended June 30, 2007 and 2006, we earned net income after taxes of $578,915 ($1,160,433 before the deduction of $581,518 of net interest attributable to common stock subject to redemption) and we earned net income after taxes of $733,027 ($1,305,047 before the deduction of $572,020 of net interest attributable to common stock subject to redemption, respectively. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended June 30, 2007 and 2006 was $608,868 and $307,397 respectively and consisted primarily of expenses related to pursuing a business combination, due diligence, insurance costs and legal and accounting professional fees.

Results of Operations for the six months ended June 30, 2007 and 2006

For the six months ended June 30, 2007 and 2006, we earned net income after taxes of $854,013 ($1,981,927 before the deduction of $1,127,914 of net interest attributable to common stock subject to redemption) and we earned net income after taxes of $1,530,644 ($2,592,347 before the deduction of $1,061,703 of net interest attributable to common stock subject to redemption respectively. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the six months ended June 30, 2007 and 2006 was $1,456,551and $383,228 respectively and consisted primarily of expenses related to pursuing a business combination, due diligence, insurance costs and legal and accounting professional fees.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the Initial Public Offering and the remaining proceeds of $533,172, which after payment of approximately $170,000 of additional financing fees, provided us with approximately $363,172 which was deposited and held outside of the trust account to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of June 30, 2007, there was approximately $196,084,213 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the Initial Public Offering to acquire a target business, and will use the proceeds held outside of the trust account and disbursements of interest income to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the Initial Public Offering . We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the Initial Public Offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Initial Public Offering , 6,599,999 shares of common stock are subject to possible redemption. Accordingly, at June 30, 2007, $64,679,990 of the net proceeds from the Initial Public Offering , has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors disclose new risks or are material changes from risk factor set forth in our Annual Report on Form 10-K. Please see the Risk Factor Section of our joint proxy statement/prospectus on file with the Securities and Exchange Commission.

Company Risk Factors Relating to the Surviving Corporation

Star Bulk's senior executive officers and directors may not be able to organize and manage a publicly traded operating company adversely affecting the Company's overall financial position.

        None of Star Bulk's senior executive officers or directors has previously organized and managed a publicly traded operating company, and Star Bulk's senior executive officers and directors may not be successful in doing so. The demands of organizing and managing a publicly traded operating company are much greater as compared to a private or blank check company and some of Star Bulk's senior executive officers and directors may not be able to meet those increased demands.

If any of the eight drybulk carriers in Star Bulk's fleet are not delivered on time or delivered with significant defects, Star Bulk's proposed business, results of operations and financial condition could suffer.

        Star Bulk has entered into separate memoranda of agreement with wholly-owned subsidiaries of TMT to acquire the eight drybulk carriers in its initial fleet. On the effective date of the Redomiciliation Merger, at least one of the vessels in the initial fleet will be delivered to Star Bulk. Star Bulk expects to take delivery of the remaining vessels within sixty days following the effective date of the Redomiciliation Merger. A delay in the delivery of any of these vessels to Star Bulk or the failure of TMT to deliver a vessel at all could adversely affect Star Bulk's business, results of operations and financial condition. The delivery of these vessels could be delayed or certain events may arise which could result in Star Bulk not taking delivery of a vessel, such as a total loss of a vessel, a constructive loss of a vessel, or substantial damage to a vessel prior to delivery. In addition, the delivery of any of these vessels with substantial defects could have similar consequences.

Servicing debt will limit funds available for other purposes, including capital expenditures and payment of dividends.

        Star Bulk expects to incur up to $40,000,000 of indebtedness in connection with the purchase of the vessels in the initial fleet and may also incur additional secured debt to finance the acquisition of additional vessels. Star Bulk may also incur up to an additional $70,000,000 of indebtedness to replace funds from our Trust Account that have been utilized to cover the cost of redeeming stockholders of Star Maritime. Star Bulk may be required to dedicate a portion of its cash flow from operations to pay the principal and interest on its debt. These payments limit funds otherwise available for working capital expenditures and other purposes, including payment of dividends. Star Bulk has not yet determined whether to purchase additional vessels or incur debt in the near future for additional vessel acquisitions. Assuming that no shareholders elect to redeem, Star Bulk will have available approximately $70,000,000 under its credit facility to fund future acquisitions. If Star Bulk is unable to service its debt, it could have a material adverse effect on Star Bulk's financial condition and results of operations.

Poor performance of Star Bulk's charters may lead to decreased revenues and a reduction in earnings.

        Star Bulk will enter into a time charter with each of Worldlink Shipping Limited for the Star Alpha, North China Shipping Limited Bahamas for the Star Epsilon, Essar for the Star Delta, Neptune for the Star Zeta, Hyundai for the Star Theta and TMT for the Star Iota and Star Gamma. Star Bulk's revenues may be dependent on the performance of its charterers and, as a result, defaults by its charterers may materially adversely affect Star Bulk's revenues. Star Bulk has not independently analyzed the creditworthiness of the charterers, consistent with industry practice in the drybulk shipping industry.

Star Bulk may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively affect the effectiveness of its management and its results of operations.

        Star Bulk's success will depend to a significant extent upon the abilities and efforts of its management team. Star Bulk has only two employees, its Chief Executive Officer and Chief Financial Officer. Star Bulk's wholly-owned subsidiary, Star Bulk Management, plans to hire additional employees following the Redomiciliation Merger to perform the day to day management of the vessels in the initial fleet. Star Bulk Management does not currently have any employees. Star Bulk's success will depend upon its ability to retain key members of its management team and the ability of Star Bulk Management to recruit and hire suitable employees. The loss of any of these individuals could adversely affect Star Bulk's business prospects and financial condition. Difficulty in hiring and retaining personnel could adversely affect Star Bulk's results of operations. Star Bulk does not intend to maintain "key man" life insurance on any of its officers. Star Bulk Management has entered into employment agreements with Mr. Akis Tsirigakis and Mr. George Syllantavos, Star Bulk's Chief Executive Officer and Chief Financial Officer, respectively, and has adopted an equity incentive plan in order to provide the board of directors a mechanism for incentivizing key employees in the future.

As Star Bulk commences its business, it will need to implement its operations and financial systems and hire new shoreside staff; if it cannot implement these systems or recruit suitable employees, its performance may be adversely affected.

        Star Bulk's operating and financial systems may not be adequate as it commences operations, and its attempts to implement those systems may be ineffective. In addition, as Star Bulk expands its fleet, it will have to rely on its wholly-owned subsidiary, Star Bulk Management, to recruit shoreside administrative and management personnel. Star Bulk Management intends to sub-contract crew management, which includes the recruitment of seafarers, to third-party technical management companies. On-shore personnel will be recruited by Star Bulk Management through referrals from other shipping companies and traditional methods of securing personnel, such as placing classified advertisements in shipping industry periodicals. Star Bulk Management may not be able to continue to hire suitable employees as Star Bulk expands its fleet. If Star Bulk Management's unaffiliated crewing agent encounters business or financial difficulties, Star Bulk may not be able to adequately staff its vessels. If Star Bulk is unable to operate its financial and operations systems effectively or to recruit suitable employees, its performance may be materially adversely affected.

Purchasing and operating secondhand vessels may result in increased operating costs and vessel off-hire, which could adversely affect Star Bulk's earnings.

        Star Bulk's inspection of secondhand vessels prior to purchase does not provide it with the same knowledge about their condition and cost of any required or anticipated repairs that it would have had if these vessels had been built for and operated exclusively by Star Bulk. Generally, Star Bulk will not receive the benefit of warranties on secondhand vessels.

        In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

        Governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to Star Bulk's vessels and may restrict the type of activities in which the vessels may engage. As Star Bulk's vessels age, market conditions may not justify those expenditures or enable Star Bulk to operate its vessels profitably during the remainder of their useful lives.

        Star Bulk has inspected the vessels that it will acquire from TMT, has considered the age and condition of the vessels in budgeting for operating, insurance and maintenance costs, and that if Star Bulk acquires additional second hand vessels in the future, it may encounter higher operating and maintenance costs due to the age and condition of those additional vessels.

Star Bulk is incorporated under the laws of the Marshall Islands and its directors and officers are non-U.S. residents, and although you may bring an original action in the courts of the Marshall Islands or obtain a judgment against Star Bulk, its directors or its management based on U.S. laws in the event you believe your rights as a shareholder have been infringed, it may be difficult to enforce judgments against Star Bulk, its directors or its management.

        Star Bulk is incorporated under the laws of the Republic of the Marshall Islands, and all of its assets are located outside of the United States. Star Bulk's business will be operated primarily from its offices in Athens, Greece. In addition, Star Bulk's directors and officers, following the Redomiciliation Merger, will be non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against Star Bulk or against these individuals in the United States if you believe that your rights have been infringed under securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Marshall Islands and of other jurisdictions may prevent or restrict you from enforcing a judgment against Star Bulk's assets or the assets of its directors and officers. Although you may bring an original action against Star Bulk, its affiliates or any expert named in this prospectus in the courts of the Marshall Islands based on U.S. laws, and the courts of the Marshall Islands may impose civil liability, including monetary damages, against Star Bulk, its affiliates or any expert named in this prospectus for a cause of action arising under Marshall Islands law, it may impracticable for you to do so given the geographic location of the Marshall Islands. For more information regarding the relevant laws of the Marshall Islands, please read "Enforceability of Civil Liabilities."

There is a risk that Star Bulk could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Redomiciliation Merger which would adversely affect its earnings.

        In the opinion of Seward & Kissel LLP tax counsel to Star Bulk, section 7874(b) of the Code provides that, unless certain requirements are satisfied, a corporation organized outside the United States which acquires substantially all of the assets of a corporation organized in the United States will be treated as a U.S. domestic corporation for U.S. federal income tax purposes if shareholders of the U.S. corporation whose assets are being acquired own at least 80% of the non-U.S. acquiring corporation after the acquisition. If Section 7874(b) of the Code were to apply to Star Maritime and the Redomiciliation Merger, then, among other consequences, Star Bulk, as the surviving entity of the Redomiciliation Merger, would be subject to U.S. federal income tax as a U.S. domestic corporation on its worldwide income after the Redomiciliation Merger. The Redomiciliation Merger has been structured so that upon completion of the Redomiciliation Merger and the concurrent issuance of stock to TMT is under the Acquisition Agreements, the stockholders of Star Maritime will own less than 80% of Star Bulk and therefore, Star Bulk should not be subject to Section 7874(b) of the Code after the Redomiciliation Merger. Star Maritime has obtained an opinion of its counsel, Seward & Kissel, LLP, that Section 7874(b) should not apply to the Redomiciliation Merger. However, Star Maritime has not sought a ruling from the U.S. Internal Revenue Service, or the IRS, on this point. Therefore, there is no assurance that the IRS would not seek to assert that Star Bulk is subject to U.S. federal income tax on its worldwide income after the Redomiciliation Merger although Star Maritime believes that such an assertion should not be successful.

Star Bulk may have to pay tax on United States source income, which would reduce its earnings.

        In the opinion of Seward & Kissel LLP tax counsel to Star Bulk, under the Code, 50% of the gross shipping income of a vessel owning or chartering corporation, such as Star Bulk and its subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income and such income is subject to a 4% U.S. federal income tax without allowance for deduction, unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury regulations promulgated thereunder.

        Star Bulk expects that it and each of its subsidiaries will qualify for this statutory tax exemption and Star Bulk will take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause Star Bulk to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on Star Bulk's U.S. source income.

        If Star Bulk or its subsidiaries are not entitled to this exemption under Section 883 for any taxable year, Star Bulk or its subsidiaries would be subject for those years to a 4% U.S. federal income tax on its U.S.-source shipping income. The imposition of this taxation could have a negative effect on Star Bulk's business and would result in decreased earnings.

U.S. tax authorities could treat Star Bulk as a "passive foreign investment company," which could have adverse U.S. federal income tax consequences to U.S. holders.

        In the opinion of Seward & Kissel LLP tax counsel to Star Bulk, a foreign corporation will be treated as a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute "passive income." U.S. shareholders of a PFIC may be subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

        Based on Star Bulk's proposed method of operation, Star Bulk does not believe that it will be a PFIC with respect to any taxable year. In this regard, Star Bulk intends to treat the gross income it will derive or will be deemed to derive from its time chartering activities as services income, rather than rental income. Accordingly, Star Bulk believes that its income from its time chartering activities will not constitute "passive income," and the assets that it will own and operate in connection with the production of that income will not constitute passive assets.

        There is, however, no direct legal authority under the PFIC rules addressing Star Bulk's proposed method of operation. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or the IRS, or a court of law will accept Star Bulk's position, and there is a risk that the IRS or a court of law could determine that Star Bulk is a PFIC. Moreover, no assurance can be given that Star Bulk would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of its operations.

        If the IRS were to find that Star Bulk is or has been a PFIC for any taxable year, its U.S. shareholders will face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders), such shareholders would be liable to pay U.S. federal income tax at the then highest income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of Star Bulk's common shares, as if the excess distribution or gain had been recognized ratably over the shareholder's holding period of Star Bulk's common shares.

Investors should not rely on an investment in Star Bulk if they require dividend income. It is not certain that Star Bulk will pay a dividend and the only return on an investment in Star Bulk may come from appreciation of the common stock.

        Star Bulk's intention is to pay quarterly dividends as described in "Star Bulk's Dividend Policy." However, Star Bulk may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Star Bulk's loan agreements, including the credit facility agreement that Star Bulk expects to enter into, may also prohibit or restrict the declaration and payment of dividends under some circumstances.

        In addition, the declaration and payment of dividends will be subject at all times to the discretion of Star Bulk's board of directors. The timing and amount of dividends will depend on Star Bulk's earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in its loan agreements, the provisions of Marshall Islands law affecting the payment of dividends and other factors. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent upon the payment of such dividends, or if there is no surplus, dividends may be declared or paid out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. Star Bulk may not pay dividends in the anticipated amounts and frequency set forth in this joint proxy statement/prospectus or at all.

Registration rights held by Star Maritime's stockholders who purchased shares prior to the initial public offering may have an adverse effect on the market price of Star Bulk's common stock.

        Star Maritime's initial stockholders who purchased common stock prior to the initial public offering are entitled to demand that Star Bulk register the resale of their shares at any time after they are released from escrow which, except in limited circumstances, will not be before December 21, 2008. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 9,026,924 shares of common stock eligible for trading in the public market. In addition, certain of Star Maritime's officers and directors who purchased units in Star Maritime's private placement in December 2005 are entitled to demand the registration of the securities underlying the 1,132,500 units at any time after Star Maritime announces that it has entered into a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. Star Maritime announced Star Bulk's entry into the Acquisition Agreements on January 17, 2007. If all of these stockholders exercise their registration rights with respect to all of their shares of common stock, there will be an additional 1,132,500 shares of common stock eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of Star Bulk's common stock.

We depend on officers who may engage in other business activities in the international shipping industry which may create conflicts of interest.

        Prokopios Tsirigakis, Star Bulk's Chief Executive Officer and a member of its board of directors, and George Syllantavos, Star Bulk's Chief Financial Officer, Secretary and member of its board of directors intend to participate in business activities not associated with Star Bulk. As a result, Mr. Tsirigakis and Mr. Syllantavos may devote less time to Star Bulk than if they were not engaged in other business activities and may owe fiduciary duties to the shareholders of both Star Bulk as well as shareholders of other companies which they may be affiliated, which may create conflicts of interest in matters involving or affecting Star Bulk and its customers. It is not certain that any of these conflicts of interest will be resolved in Star Bulk's favor.

Star Maritime's directors and executive officers have interests in the Redomiciliation Merger that are different from yours.

        In considering the recommendation of Star Maritime's directors to vote to approve the Redomiciliation Merger, you should be aware that they have agreements or arrangements that provide them with interests in the Redomiciliation Merger that differ from, or are in addition to, those of Star Maritime stockholders generally. If the Redomiciliation Merger is not approved, Star Maritime will be liquidated and we will distribute to all of the holders of our shares issued in our initial public offering in proportion to their respective equity interests, an aggregate amount equal to funds on deposit in the Trust Account, including any interest (net of any taxes payable) not previously released to us, plus any remaining net assets. If we fail to consummate a business combination transaction, our officers and directors have waived their respective rights to participate in any liquidation distribution with respect to the 9,026,924 shares of common stock issued to them prior to our initial public offering and with respect to the 1,132,500 shares of common stock acquired by certain of our officers and directors in the private placement and we would not distribute funds from the Trust Account with respect to the Star Maritime warrants, which would expire. The personal and financial interests of the members of our board of directors and executive officers may have influenced their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in Star Maritime's stockholders' best interest.

Company Risk Factors Relating to Star Maritime Acquisition Corp.

If third parties bring claims against Star Maritime, the proceeds held in trust could be reduced which would result in a per-share liquidation value receivable by Star Maritime's public stockholders from the Trust Account as part of its plan of dissolution and liquidation that is less than $10.00.

        Star Maritime's placing of funds in trust may not protect those funds from third party claims against it. Star Maritime has not procured waivers from any creditors or prospective target businesses, and if the Redomiciliation Merger is not effected, the material creditors of Star Maritime would consist of its legal advisors, accountants, and service providers in connection with the Redomiciliation Merger, such as experts and printers. As of July 16, 2007, there are no creditor claims against Star Maritime.

        Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of Star Maritime's public stockholders, which would result in a per-share liquidation value receivable by Star Maritime's public stockholders from funds held in the Trust Account that is less than $10.00.

        In connection with our initial public offering, our initial stockholders each entered into a letter agreement whereby our initial stockholders agreed to indemnify Star Maritime against any loss, liability, claims, damage and expense whatsoever (including, but not limited to, any and all legal and other expenses reasonably incurred in investigating, preparing or defending against any litigation, whether pending or threatened, or any claim whatsoever) which the Star Maritime may become subject as a result of any claim by any vendor that is owed money by Star Maritime for services rendered or products sold but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the Trust Account. Pursuant to this letter agreement, Star Maritime may seek indemnity from the initial stockholders to the extent amounts in the Trust Account are not sufficient to fund the Star Maritime's liabilities and expenses. Star Maritime, Star Bulk and both of their boards of directors may be obligated to seek enforcement of the letter agreements to ensure against reductions in the Trust Account.

        In the event that Star Maritime's board recommends and its stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the Trust Account as part of the liquidation could be liable for claims made by creditors.

        Additionally, if Star Maritime is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, the funds held in the Trust Account may be subject to applicable bankruptcy law, and may be included in Star Maritime's bankruptcy estate and subject to the claims of third parties with priority over the claims of Star Maritime's stockholders. Star Maritime's stockholders could also be required to return any distributions received by them in dissolution as a preference or under other avoidance or recovery theories under applicable bankruptcy law. To the extent any bankruptcy claims deplete the Trust Account, Star Maritime may not be able to return the liquidation amounts due to its public stockholders.

If the Redomiciliation Merger or another business combination is not approved by Star Maritime's stockholders by December 21, 2007, then the funds in the Trust Account may only be distributed upon Star Maritime's dissolution and therefore, payments from the Trust Account to public stockholders may be delayed.

        If the Redomiciliation Merger or another business combination is not approved by Star Maritime's stockholders by December 21, 2007, then the funds held in the Trust Account may not be distributed except upon Star Maritime's dissolution. Unless and until stockholder approval to dissolve Star Maritime is obtained from Star Maritime's stockholders, the funds held in the Trust Account will not be released. Consequently, holders of a majority of Star Maritime's outstanding stock must approve the dissolution in order to receive the funds held in the Trust Account and the funds will not be available for any other corporate purpose. The procedures required for Star Maritime to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by its stockholders, may result in substantial delays in the liquidation of the Trust Account to Star Maritime's public stockholders as part of its plan of dissolution and distribution.

        Star Maritime currently believes that any plan of dissolution and liquidation subsequent to December 21, 2007 would proceed in approximately the following manner:

• Star Maritime's directors would, consistent with Delaware law and the obligations described in its amended and restated certificate of incorporation to dissolve, prior to the passing of the December 21, 2007 deadline, convene and adopt a specific plan of dissolution and liquidation, which it would then vote to recommend to its stockholders; at such time it would also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board's recommendation of such plan;

• upon such deadline, it would file a preliminary proxy statement with the Securities and Exchange Commission;

• if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, it would mail the proxy statements to its stockholders, and approximately 30 days following the passing of such deadline it would convene a meeting of stockholders, at which they would either approve or reject the plan of dissolution and liquidation; and

• if the Securities and Exchange Commission does review the preliminary proxy statement, Star Maritime currently estimates that it would receive their comments approximately 30 days following the passing of such deadline. Star Maritime would mail the proxy statements to stockholders following the conclusion of the comment and review process (the length of which cannot be predicted with any certainty, and which may be substantial) and it would convene a meeting of its stockholders at which they would either approve or reject the plan of dissolution and liquidation.

        Pursuant to the terms of its certificate of incorporation, Star Maritime's powers following the expiration of the permitted time periods for consummating a business combination would automatically thereafter be limited to acts and activities relating to dissolving and winding up affairs, including liquidation. The funds held in the Trust Account may not be distributed except upon dissolution and, unless and until such approval is obtained from stockholders, the funds held in the Trust Account would not be released. Consequently, holders of a majority of Star Maritime's outstanding stock must approve the dissolution in order to receive the funds held in the Trust Account and the funds would not be available for any other corporate purpose.

        The procedures required for Star Maritime to liquidate under the Delaware law, or a vote to reject any plan of dissolution and liquidation by Star Maritime's stockholders, may result in substantial delays in the liquidation of the Trust Account to Star Maritime's public stockholders as part of the plan of dissolution and liquidation.

Industry Risk Factors Relating to Star Bulk

Because Star Bulk will operate its vessels worldwide, terrorism and other events outside Star Bulk's control may negatively affect its operations and financial condition.

        Because Star Bulk will operate its vessels worldwide, terrorist attacks such as the attacks on the United States on September 11, 2001, the bombings in Spain on March 11, 2004 and in London on July 7, 2005, and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets and may affect Star Bulk's business, results of operations and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also have a material adverse effect on Star Bulk's ability to obtain additional financing on terms acceptable to it or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

        Terrorist attacks may also negatively affect Star Bulk's operations and financial condition and directly impact its vessels or its customers. Future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world. Any of these occurrences could have a material adverse impact on Star Bulk's financial condition and costs.

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

None.

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

STAR MARITIME ACQUISITION CORP.

August 8, 2007	By:	/s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis
Chairman, Chief Executive Officer and President(Principal Executive Officer)

	By:	/s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Financial Officer)