Form 10-Q
period 2007-09-30
Star Maritime Acquisition Corp.
filed 2007-11-08
CIK 1328307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer ☐ ð  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 29,026,924 shares of the Registrant’s common stock issued and outstanding as of November 5, 2007.

Star Maritime Acquisition Corp. and Subsidiary

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash	$290,597	$2,118,141
Investments in trust account	197,859,466	192,915,257
Prepaid expenses and other current assets	118,401	149,647
Deferred costs	785,071	-
Total Current Assets	199,053,535	195,183,045
Property and equipment, net	12,516	3,256
TOTAL ASSETS	$199,066,051	$195,186,301
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses	$1,179,633	$603,520
Deferred Interest on investments	3,876,627	2,163,057
Deferred underwriting fees	4,000,000	4,000,000
Income taxes payable	-	206,687
Total Liabilities	9,056,260	6,973,264
Common Stock, $.0001 par value, 6,599,999 shares subject to possible redemption, at redemption value of $9.80 per share	64,679,990	64,679,990

Commitments
Stockholders' Equity
Preferred Stock, $.0001 par value; authorized, 1,000,000 shares; none issued or outstanding	-	-
Common Stock, $.0001 par value, authorized, 100,000,000 shares; 29,026,924 shares issued and outstanding.	2,903	2,903
(including 6,599,999 shares subject to possible redemption)
Additional paid in capital	120,441,727	120,441,727
Earnings accumulated in the development stage	4,885,171	3,088,417
Total Stockholders' Equity	125,329,801	123,533,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$199,066,051	$195,186,301

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2007 (unaudited)	Three Months Ended September 30, 2006 (unaudited)	Nine Months Ended September 30, 2007 (unaudited)	Nine Months Ended September 30, 2006 (unaudited)	May 13, 2005 (date of inception) to September 30, 2007 (unaudited)

Operating expenses
Professional fees	$75,531	$203,908	$1,035,921	$331,954	$1,651,944
Insurance	81,157	26,250	129,937	89,500	246,413
Due diligence costs	6,294	8,141	82,790	65,434	345,667
Other	86,574	36,230	457,459	170,869	723,394
Total operating expenses	249,556	274,529	1,706,107	657,757	2,967,418
Interest income	1,192,297	1,117,933	3,502,861	3,275,131	8,082,276
Income before provision for income taxes	942,741	843,404	1,796,754	2,617,374	5,114,858
Provision for income taxes	-	13,400	-	256,726	229,687
Net income	$942,741	$830,004	$1,796,754	$2,360,648	$4,885,171
Earnings per share (basic and diluted)	$0.03	$0.03	$0.06	$0.08	$0.20

Weighted average shares outstanding - basic and diluted	29,026,924	29,026,924	29,026,924	29,026,924	23,931,286

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Equity

				Earnings
				accumulated
			Additional	in the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
May 13, 2005 (Inception) to September 30, 2007

Stock Issuance on May 17, 2005 at $.003 per share	9,026,924	$903	$24,097	$-	$25,000

Private placement issued December 15, 2005 at $10 per share	1,132,500	113	11,324,887		11,325,000

Common shares issued December 21, 2005 at $10 per share	18,867,500	1,887	188,673,113		188,675,000

Expenses of offerings			(14,900,380)		(14,900,380)

Proceeds subject to possible redemption of 6,599,999 shares			(64,679,990)		(64,679,990)

Net income for the period May 13, 2005 (inception) to December 31, 2005	-	-	-	110,331	110,331

Balance, December 31, 2005	29,026,924	$2,903	$120,441,727	$110,331	$120,554,961

Net Income for the year ended December 31, 2006	-	-	-	2,978,086	2,978,086

Balance, December 31, 2006	29,026,924	$2,903	$120,441,727	$3,088,417	$123,533,047
Unaudited
Net income for the nine months ended September 30, 2007	-	-	-	1,796,754	1,796,754

Balance, September 30, 2007	29,026,924	$2,903	$120,441,727	$4,885,171	$125,329,801

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2007 (unaudited)	Nine months ended September 30, 2006 (unaudited)	May 13, 2005 (date of inception) to September 30, 2007 (unaudited)
Cash flows from operating activities:
Net Income	$1,796,754	$2,360,648	$4,885,171
Adjustments to reconcile net income to net cash (used in) provided by operating activities:			-
Depreciation	1,944	102	2,352
Changes in operating assets and liabilities:			-
Increase in value of trust account	(4,944,209)	(3,881,681)	(9,184,466)
Decrease ( increase) in prepaid expenses and other current assets	31,246	33,501	(118,401)
Decrease in deferred tax asset	-	9,000	-
Increase (decrease) in accounts payable and accrued expenses	(208,958)	(104,153)	394,562
Increase in deferred interest	1,713,570	1,612,074	3,876,627
Increase (decrease) in taxes payable	(206,687)	264,726	-
Net cash (used in) provided by operating activities	(1,816,340)	294,217	(144,155)
Cash flows from investing activities:
Payment to trust account	-	-	(188,675,000)
Capital expenditures	(11,204)	(3,663)	(14,868)
Net cash used in investing activities	(11,204)	(3,663)	(188,689,868)

Cash flows from financing activities:
Gross proceeds from public offering	-	-	188,675,000
Gross proceeds from private placement	-	-	11,325,000
Proceeds of note payable to stockholder	-	-	590,000
Repayment of note payable to stockholder	-	-	(590,000)
Proceeds from sale of shares of common stock	-	-	25,000
Payment of offering costs	-	-	(10,900,380)
Net cash provided by financing activities	-	-	189,124,620
Net cash (decrease) increase for period	(1,827,544)	290,553	290,597
Cash at beginning of period	2,118,141	593,281	-
Cash at end of period	$290,597	$883,834	$290,597
Supplemental disclosure of cash flow information
Interest paid	$-	$-	$9,163
Supplemental schedule of non-cash financing activities
Accrual of deferred underwriting fees	$-	$-	$4,000,000
Accrual of deferred costs	$785,071	$-	$785,071

See accompanying notes to unaudited condensed consolidated financial statements.

Star Maritime Acquisition Corp. and Subsidiary
(A corporation in the development stage)

Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2007

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS

Star Maritime Acquisition Corp. ("Star”) was incorporated in Delaware on May 13, 2005. Star was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) with one or more businesses in the shipping industry. The company has not acquired an entity as of September 30, 2007. The Company has selected December 31 as its fiscal year end. Star is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

On December 13, 2006, Star created a wholly-owned subsidiary, Star Bulk Carriers Corp. (“Star Bulk”) registered in the Marshall Islands.

The accompanying condensed consolidated financial statements include the accounts of Star and its wholly owned subsidiary Star Bulk (collectively "The Company"). All intercompany accounts and transactions have been eliminated in consolidation.

On January 12, 2007, the Company, through Star Bulk, agreed to purchase eight drybulk carriers (the "Vessels") from certain wholly-owned subsidiaries of TMT Co., Ltd., a Taiwan corporation (TMT Co., Ltd. and such wholly-owned subsidiaries, collectively, "TMT"), pursuant to separate definitive Memoranda of Agreement by and between the Star Bulk and TMT (collectively, the "MOAs"), as supplemented by a Supplemental Agreement by and among the Company, Star Bulk and TMT (the "Supplemental Agreement") and a Master Agreement by and among the Company, Star Bulk and TMT (the "Master Agreement" and collectively with the MOAs and the Supplemental Agreement, the "Acquisition Agreements") which transaction is also referred to as the "Asset Acquisition". As required under its Certificate of Incorporation, the Company will hold a special meeting of its stockholders to vote on the Asset Acquisition and a proposed merger of the Company into Star Bulk in which Star Bulk will be the surviving entity (the "Redomiciliation Merger" and together with the Asset Acquisition, the "Business Combination"). The Redomiciliation Merger shall occur at the time of approval by the Company's stockholders of the Business Combination. Star Bulk will acquire the vessels in its initial fleet from wholly-owned subsidiaries of TMT for an aggregate purchase price of $345,237,520, consisting of $224,500,000 in cash and 12,537,645 shares of common stock of Star Bulk to be issued at the time of the Redomiciliation Merger and an additional 1,606,962 shares of common stock of Star Bulk to be issued in two installments. As of September 30, 2007 approximately $785,071 of legal and accounting fees related to this transaction have been recorded to deferred costs.

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

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

On March 14, 2007, the Company filed with the Securities and Exchange Commission a preliminary joint proxy statement/prospectus under cover of Schedule 14A relating to the Company’s special meeting of stockholders. The Company expects to consummate the Redomiciliation Merger during the fourth quarter of 2007, assuming the requisite stockholder approval is obtained.

The financial statements at September 30, 2007 and for the period from May 13, 2005 (inception) to September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations and cash flows for the three and nine months ended September 30, 2007 and September 30, 2006 and for the period May 13, 2005 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

NOTE A-ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

NOTE C-COMMITMENTS (continued)

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

On July 10, 2007, Star Bulk Management Inc., a wholly owned subsidiary of the Company, entered into employment agreements with Messrs. P. Tsirigakis and G. Syllantavos for work performed within Greece as Chief Executive Officer and Chief Financial Officer, respectively. On July 10, 2007 Star Bulk also entered into consultancy agreements with companies controlled by Messrs. P. Tsirigakis and G. Syllantavos, respectively, for services rendered outside Greece. These agreements will be effective only upon the approval and completion of the Business Combination.

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

NOTE C-COMMITMENTS (continued)

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangements to pay the commission are not disclosed in the prospectus provided to warrant holders at the time of exercise.

NOTE D-RELATED PARTY TRANSACTIONS

Oceanbulk Maritime, S.A., a related party, has paid for certain expenses of behalf of the Company. The Company's Director Mr. Petros Pappas is Honorary Chairman of Oceanbulk Maritime S.A. The Company's Chairman, President and Chief Executive Officer, Mr Prokopios (Akis) Tsirigakis as well as its officer Mr. Christo Anagnostou are employees of Oceanbulk Maritime S.A.. As of September 30, 2007 the Company owed approximately $161,000 to Oceanbulk Maritime S.A., for reimbursements of vessel inspection expenses incurred by Oceanbulk Maritime S.A. on behalf of the Company as well as for certain support services including legal and office support provided by Oceanbulk Maritime S.A. to the Company. This amount is included in the Company’s accrued expenses and accounts payable section in the accompanying balance sheet.

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

NOTE F - COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2007 20,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE G - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as maybe determined from time to time by the Board of Directors.

NOTE H - SUBSEQUENT EVENTS

On October 3, 2007, Star Bulk entered into amended consultancy agreements with companies controlled by Messrs. P. Tsirigakis and G. Syllantavos, respectively, for services rendered outside of Greece. These agreements will be effective only upon the approval and completion of the Business Combination.

On October 3, 2007, the Company and TMT entered into an amendment to the Master Agreement to adjust the terms of the issuance of an additional 1,606,962 shares of Star Bulk stock to TMT.

On November 2, 2007, the Securities and Exchange Commission declared the Company’s joint proxy statement/prospectus on Schedule 14A effective. The Schedule 14A contains the information that will presented at a special meeting of stockholders to conduct a stockholder vote on the Business Combination. The special meeting has been scheduled for November 27, 2007, and owners of record of our stock as of November 5, 2007, will be entitled to vote at that meeting.

Additional information regarding the proposals on which our stockholders are being asked to vote is available from our definitive proxy materials filed with the Commission on Form DEF 14 A on November 2, 2007.

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

Results of Operations for the three months ended September 30, 2007 and 2006

For the three months ended September 30, 2007 and 2006, we earned net income after taxes of $942,741 ($1,528,397 before the deduction of $585,656 of net interest attributable to common stock subject to redemption) and we earned net income after taxes of $830,004 ($1,380,379 before the deduction of $550,375 of net interest attributable to common stock subject to redemption, respectively). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended September 30, 2007 and 2006 was $249,556 and $274,529 respectively and consisted primarily of expenses related to pursuing a business combination, due diligence, insurance costs and legal and accounting professional fees.

Results of Operations for the nine months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007 and 2006, we earned net income after taxes of $1,796,754 ($3,510,324 before the deduction of $1,713,570 of net interest attributable to common stock subject to redemption) and we earned net income after taxes of $2,360,648 ($3,972,722 before the deduction of $1,612,074 of net interest attributable to common stock subject to redemption respectively. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the nine months ended September 30, 2007 and 2006 was $1,706,107 and $657,757 respectively and consisted primarily of expenses related to pursuing a business combination, due diligence, insurance costs and legal and accounting professional fees.

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

The net proceeds from the sale of our units, after deducting certain offering expenses of $10,217,665 including underwriting discounts and commissions and placement fees, were $189,807,335. Of this amount, $188,675,000 was placed in the trust account, $599,163 was used to repay debt and interest to Mr. Tsirigakis for a loan used to cover expenses related to the Initial Public Offering and the remaining proceeds of $533,172, which after payment of approximately $170,000 of additional financing fees, provided us with approximately $363,172 which was deposited and held outside of the trust account to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of September 30, 2007, there was $197,859,466 held in the trust account, of which up to $4,000,000 will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. We will use substantially all of the net proceeds of the Initial Public Offering to acquire a target business, and will use the proceeds held outside of the trust account and disbursements of interest income to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the Initial Public Offering . We may effect a business combination so long as public stockholders owning no more than 32.99% of the shares sold in the Initial Public Offering vote against the business combination and exercise their redemption rights. In accordance with the terms of the Initial Public Offering, 6,599,999 shares of common stock are subject to possible redemption. Accordingly, at September 30, 2007, $64,679,990 of the net proceeds from the Initial Public Offering , has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we disclosed new risks and material changes from risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the following risk factors, there have been no material changes or new risks during the quarter ended September 30, 2007 to be disclosed. We hereby incorporate by reference the risk factors set forth in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Company Risk Factors Relating to Star Bulk

There is a risk that Star Bulk could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Redomiciliation Merger which would adversely affect its earnings.

Section 7874(b) of the Code provides that, unless certain requirements are satisfied, a corporation organized outside the United States which acquires substantially all of the assets (through a plan or a series of related transactions) of a corporation organized in the United States will be treated as a U.S. domestic corporation for U.S. federal income tax purposes if shareholders of the U.S. corporation whose assets are being acquired own at least 80% of the non-U.S. acquiring corporation after the acquisition. If Section 7874(b) of the Code were to apply to Star Maritime and the Redomiciliation Merger, then, among other consequences, Star Bulk, as the surviving entity of the Redomiciliation Merger, would be subject to U.S. federal income tax as a U.S. domestic corporation on its worldwide income after the Redomiciliation Merger. These consequences are discussed in more detail under the heading "Tax Considerations—Material U.S. Federal Income Tax Consequences—United States Federal Income Tax Considerations—Tax Consequences of the Merger." The Redomiciliation Merger has been structured so that upon completion of the Redomiciliation Merger and the concurrent issuance of stock to TMT under the Acquisition Agreements, the stockholders of Star Maritime will own less than 80% of Star Bulk and therefore, Star Bulk should not be subject to Section 7874(b) of the Code after the Redomiciliation Merger. Star Maritime has obtained an opinion of its counsel, Seward & Kissel, LLP, that Section 7874(b) should not apply to the Redomiciliation Merger. However, there is no authority directly addressing the application of Section 7874(b) to a transaction such as the Redomiciliation Merger where shares in a foreign corporation such as Star Bulk are issued concurrently with (or shortly after) a merger. In particular, since there is no authority directly applying the "series of related transactions" or "plan" provisions to the post-acquisition stock ownership requirements of Section 7874(b), there is no assurance that the United States Internal Revenue Service, or IRS, will agree with Seward & Kissel's opinion on this matter. Moreover, Star Maritime has not sought a ruling from the IRS on this point. Therefore, there is no assurance that the IRS would not seek to assert that Star Bulk is subject to U.S. federal income tax on its worldwide income after the Redomiciliation Merger although Seward & Kissel is of the opinion that such an assertion should not be successful.

U.S. tax authorities could treat Star Bulk as a "passive foreign investment company," which could have adverse U.S. federal income tax consequences to U.S. holders.

Star Bulk will be treated as a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of its assets produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute "passive income." U.S. shareholders of a PFIC may be subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on Star Bulk's proposed method of operation, Star Bulk intends to take the position for United States federal income tax purposes it is not a PFIC with respect to any taxable year. In this regard, Star Bulk intends to treat the gross income it will derive or will be deemed to derive from its time chartering activities as services income, rather than rental income. Accordingly, Star Bulk intends to take the position that its income from its time chartering activities does not constitute "passive income," and the assets that it will own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing Star Bulk's proposed method of operation. In addition, Star Bulk has not received an opinion of counsel with respect to this issue. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or the IRS, or a court of law will accept Star Bulk's position, and there is a risk that the IRS or a court of law could determine that Star Bulk is a PFIC. Moreover, no assurance can be given that Star Bulk would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of its operations. For example, if Star Bulk were treated as earning rental income from its chartering activities rather than services income, Star Bulk would be treated as a PFIC.

If the IRS were to find that Star Bulk is or has been a PFIC for any taxable year, its U.S. shareholders will face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders), such shareholders would be liable to pay U.S. federal income tax at the then highest income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of Star Bulk's common shares, as if the excess distribution or gain had been recognized ratably over the shareholder's holding period of Star Bulk's common shares. These consequences are discussed in more detail under the heading "Tax Considerations—Material U.S. Federal Income Tax Consequences—United States Federal Income Taxation of U.S. Holders—Passive Foreign Investment Company Status and Significant Tax Consequences."

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

STAR MARITIME ACQUISITION CORP.

November 8, 2007	By: /s/ Prokopios (Akis) Tsirigakis
Prokopios (Akis) Tsirigakis
Chairman, Chief Executive Officer and President (Principal Executive Officer)

By: /s/ George Syllantavos
George Syllantavos Chief Financial Officer (Principal Financial Officer)